Form 10-Q
period 1996-03-31
OUTDOOR SYSTEMS INC
filed 1996-05-15
CIK 874534

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996


                                       or


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______


Commission file number 0-28256


                              OUTDOOR SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                         86-0736400
 (State or other jurisdiction                                (I.R.S. Employer
      of incorporation)                                     Identification No.)


      2502 N. BLACK CANYON HIGHWAY, PHOENIX, ARIZONA              85009
         (Address of principal executive offices)              (Zip code)


Registrant's telephone number, including area code (602) 246-9569


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X      No
                      -----       -----

Number of Common Shares outstanding at May 14, 1996: 12,053,571 SHARES.

                                    CONTENTS


                                                                              PAGE
                                                                              ----
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of March 31, 1996 (unaudited)
      and December 31, 1995..................................................  1

     Condensed Consolidated Statements of Operations for the Three Months
      ended March 31, 1996 and 1995 (unaudited)..............................  2

     Condensed Consolidated Statements of Cash Flows for the Three Months
      ended March 31, 1996 and 1995 (unaudited)..............................  3

     Notes to Condensed Consolidated Financial Statements....................  4


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.........................   6



PART II - OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................   8

  SIGNATURES ................................................................   9

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              OUTDOOR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                       MARCH 31,      DECEMBER 31,
                                                         1996            1995
                                                       ---------      ------------
                                                      (Unaudited)
ASSETS
      Current Assets:
         Cash and cash equivalents                     $   2,198        $   1,739
         Accounts receivable, net                          9,810           10,971
         Prepaid expenses and other                        2,890            2,719
                                                       ---------        ---------
             Total current assets                         14,898           15,429
                                                       ---------        ---------

      Property and Equipment, net                        110,375          111,729
      Prepaid Land Leases and Other                        1,525            1,525
      Deferred Financing Costs                             4,328            4,275
      Deferred Income Taxes                                4,737            5,255
                                                       ---------        ---------
                                                       $ 135,863        $ 138,213
                                                       =========        =========

LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
      Current Liabilities:
         Accounts payable                              $     577        $     642
         Accrued interest                                  1,753            4,843
         Accrued commissions                                 454              483
         Accrued expenses and other liabilities              712              690
         Current maturities of long-term debt                910              550
                                                       ---------        ---------
             Total current liabilities                     4,406            7,208

      Long-term Debt                                     141,569          141,719
      Other Long-term Obligations                          1,028              984
                                                       ---------        ---------
             Total liabilities                           147,003          149,911
                                                       ---------        ---------

      Common Stock - Subject to Put Option                 3,869            3,420
                                                       ---------        ---------

      Redeemable Preferred Stock:
         Exchangeable preferred stock                      3,525            3,504
         Class A preferred stock                           5,745            5,526
         Class B preferred stock                           4,619            4,619
                                                       ---------        ---------
             Total redeemable preferred stock             13,889           13,649
                                                       ---------        ---------

      Stockholders' Capital Deficiency                   (28,898)         (28,767)
                                                       ---------        ---------
                                                       $ 135,863        $ 138,213
                                                       =========        =========


            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)





                                                            THREE MONTHS
                                                               ENDED
                                                              MARCH 31,
                                                  --------------------------------
                                                      1996                1995
                                                  ------------        ------------
REVENUES:
    Outdoor advertising                           $     19,722        $     15,893
    Less agency commissions and discounts                2,777               2,135
                                                  ------------        ------------
        Net Revenues                                    16,945              13,758
                                                  ------------        ------------


OPERATING EXPENSES:
    Direct advertising                                   7,859               7,242
    General and administrative                           1,078                 992
    Depreciation and amortization                        2,561               2,476
                                                  ------------        ------------
                                                        11,498              10,710
                                                  ------------        ------------
    Operating income                                     5,447               3,048

INTEREST EXPENSE                                         4,152               4,313
                                                  ------------        ------------

    Income (loss) before income tax benefit              1,295              (1,265)

INCOME TAX PROVISION                                       518
                                                  ------------        ------------
    Net income (loss)                             $        777        $     (1,265)
                                                  ============        ============


LESS PREFERRED STOCK DIVIDENDS AND
    PREFERRED AND COMMON STOCK ACCRETIONS                  907                 587
                                                  ------------        ------------
NET LOSS ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                                  $       (130)       $     (1,852)
                                                  ============        ============

NET LOSS PER COMMON AND EQUIVALENT SHARE:
    Net loss per common share                     $       (.01)       $       (.16)
                                                  ============        ============
    Weighted average number of shares               11,273,842          11,222,976
                                                  ============        ============


            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)





                                                                         THREE MONTHS
                                                                             ENDED
                                                                            MARCH 31,
                                                                     ----------------------
                                                                       1996           1995
                                                                     -------        -------
OPERATING ACTIVITIES:
    Net income (loss)                                                $   777        $(1,265)
    Amortization of discounts on notes payable                           100             87
    Depreciation and amortization                                      2,561          2,476
    Changes in assets and liabilities:
        Decrease in accounts receivable                                1,162          2,016
        Decrease in prepaid expenses and other                           279             50
        Decrease in accrued interest                                  (3,091)        (3,229)
        Decrease in accounts payable and other liabilities               (28)        (1,038)
                                                                     -------        -------
           Net Cash Provided by (Used) in Operating Activities         1,760           (903)
                                                                     -------        -------



INVESTING ACTIVITIES:
    Capital expenditures                                              (1,194)        (1,689)
                                                                     -------        -------
           Net Cash Used in Investing Activities                      (1,194)        (1,689)
                                                                     -------        -------

FINANCING ACTIVITIES:
    Proceeds from long-term debt                                       5,000          5,500
    Principal payments on long-term debt and capital leases           (4,889)        (4,628)
    Cash dividends paid on preferred stock                              (218)          (198)
                                                                     -------        -------
Net Cash (Used) in Provided by Financing Activities                     (107)           674
                                                                     -------        -------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                     459         (1,918)

CASH AND CASH EQUIVALENTS - BEGINNING                                  1,739          3,658
                                                                     -------        -------

CASH AND CASH EQUIVALENTS - ENDING                                   $ 2,198        $ 1,740
                                                                     =======        =======

            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1996 and amended on Form 10-K/A2 filed with the Securities and Exchange Commission on April 22, 1996.

NOTE 2 - NET LOSS PER SHARE

    Primary loss per common and common equivalent share is computed on the weighted average number of common shares outstanding during each year and includes shares issuable upon exercise of stock options when the effect of such issuance is dilutive. Such amounts have been adjusted to reflect the 36.4535-for-1 stock split as discussed in Note 4.

NOTE 3 - STOCKHOLDERS' CAPITAL DEFICIENCY

                                                                              MARCH          DECEMBER
                                                                                31,            31,
                                                                               1996            1995
                                                                             --------        --------
   Common stock, $.01 par value - authorized, 1,000,000 shares; issued
        397,119 shares; outstanding, 257,209 shares                          $      4        $      4
    Accumulated deficit                                                       (24,849)        (24,718)
    Treasury stock at cost, 139,910 shares                                     (4,053)         (4,053)
                                                                             --------        --------
                                                                             $(28,898)       $(28,767)
                                                                             ========        ========

NOTE 4 - SUBSEQUENT EVENTS

    INITIAL PUBLIC OFFERING

    On April 24, 1996, the Company completed an initial public offering ("IPO") of its common stock. The holders of the Common Stock Subject to Put Option sold their shares in the IPO, resulting in the removal of the put option. The removal of the put option will result in the liability representing the Common Stock Subject to Put Option to be credited to stockholders' capital deficiency. The Company utilized a portion of the net proceeds from the IPO to redeem at par or face value all of the outstanding Class A Preferred Stock and the 1990 Subordinated Notes which are also held by these shareholders. The Company utilized the remaining portion of the net proceeds to redeem at par value all of the outstanding Class B Preferred Stock, the Junior Subordinated Exchange Notes, and repay $17.0 million of the Senior Credit Facility.

    In connection with the IPO, the Company's Board of Directors adopted a resolution which on April 17, 1996, increased the authorized number of common shares to 60,000,000 and split the common stock 36.4535 for 1. In addition, the Board of Directors authorized the issuance of 12,000,000 shares of preferred stock, the terms of which will be designated at the time of issuance. All per share information in these financial statements has been adjusted to give effect to this split.

    Additionally, in connection with the IPO, effective January 1, 1996, the Company ceased allocating amounts to the accounts maintained under the Incentive Plan. The Company offered to each current employee who was a participant in the Incentive Plan the alternative of having their account settled upon completion of the IPO in cash, in shares of the Common Stock of the Company, or both, with actual distributions of cash or Common Stock to be made over a period of four years upon termination of the participant's employment by reason of the participant's death, disability, reaching 65 years of age or for any other reason. All participants elected to settle their accounts in shares of common stock, and the Company has reserved 104,531 shares of common stock to be distributed as discussed above. Those portions of accounts under the Incentive Plan that were not accrued as a liability as of January 1, 1996, aggregating $.6 million, will be charged to expense over a four-year period following settlement.

    Upon completion of the IPO, the Company issued options for 807,516 common shares to key employees at an exercise price equal to the IPO price. Such options will vest over a four year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND
MARCH 31, 1995

    Gross revenues increased by 24.1% to $19.7 million compared to $15.9 million in the first quarter of 1996 and 1995, respectively. This increase was attributable to increased revenues in all markets, particularly in Phoenix, which hosted the 1996 Super Bowl, and in Atlanta where the Company has experienced continued growth since its acquisition in late December 1994 and where the 1996 Olympics is being held.

    Agency commissions were 14.1% and 13.4% of gross revenues in the first quarter of 1996 and 1995, respectively, primarily as a result of a slightly higher proportion of revenues generated through advertising agencies.

    Net revenues increased by 23.1% to $16.9 million compared to $13.8 million in the first quarter of 1996 and 1995, respectively, primarily as a result of the increase in gross revenues.

    Direct advertising expenses decreased by 6.2% as a percentage of net revenues to 46.4% compared to 52.6% in the first quarter of 1996 and 1995, respectively. This is primarily a result of increased net revenue coverage of fixed costs included in direct advertising expenses.

    General and administrative expenses decreased to 6.4% compared to 7.2% in the first quarter of 1996 and 1995, respectively. This is primarily due to increased net revenue coverage of fixed costs included in general and administrative expenses.

    Operating Cash Flow increased by 45% to $8.0 million compared to $5.5 million for the first quarter of 1996 and 1995, respectively, as a result of the above factors. Management believes Operating Cash Flow, which is operating income before depreciation and amortization, is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry as a measure of a media company's operating performance because it assists in comparing media company performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon accounting methods and the capitalization of individual companies.

    Depreciation and amortization expense increased by 3.4% to $2.6 million compared to $2.5 million in the first quarter of 1996 and 1995, respectively, primarily due to depreciation expense associated with small acquisitions in New Orleans and Atlanta in the last half of 1995 which was offset in part by certain assets becoming fully depreciated during the first quarter of 1996.

    Interest expense decreased by 3.7% to $4.2 million compared to $4.3 million in the first quarter of 1996 and 1995, respectively, primarily because of the repayment of borrowings under the Credit Facility in the last quarter of 1995 and the first quarter of 1996.

    In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the Company recorded an income tax provision of $.5 million in the first quarter of 1996. No income tax benefit was recorded for the first quarter of 1995.

    The Company's net income increased $2.1 million to $.8 million in the first quarter of 1996 from a net loss of $1.3 million in the first quarter of 1995 as a result of the foregoing factors.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital increased $2.3 million to $10.5 million at March 31, 1996 compared to $8.2 million at December 31, 1995. This increase resulted primarily from the increase in cash provided by operations.

    Net cash provided by operating activities increased by $2.7 million to $1.8 million for the three months ended March 31, 1996, compared to net cash used in operating activities of $.9 million for the three months ended March 31, 1995, primarily due to higher income in the first three months of 1996. Net cash used in investing activities decreased to $1.2 million in the first quarter of 1996 from $1.7 million in the first quarter of 1995, primarily because of increased construction activity in the first quarter of 1995 relating to the December 1994 acquisition in Atlanta. Net cash used in financing activities was $.1 million for the first three months of 1996 compared to net cash provided by financing activities of $.7 million for the first three months of 1995, primarily because of payments on borrowings under the Senior Credit Facility.

    The Company made approximately $1.2 million of capital expenditures during the first quarter of 1996, a decrease from approximately $1.7 million during the first quarter of 1995. Currently, the Company has no material commitments for capital expenditures, although it expects ongoing capital expenditures in the ordinary course of business (including a small acquisition of assets in the Denver market in April 1996) to continue in amounts not materially greater than the amounts of such capital expenditures in prior periods.

    The Company completed an initial public offering ("IPO") of 2,677,392 shares of its common stock on April 24, 1996, resulting in net proceeds to the Company of $37.3 million. The holders of the Common Stock Subject to Put Option sold their shares with the completion of the IPO, resulting in the removal of the put option. The removal of the put option will result in the liability representing the Common Stock Subject to Put Option to be credited to stockholders' capital deficiency. The Company utilized a portion of the net proceeds from the IPO to redeem at par or face value all of the outstanding Class A Preferred Stock and the 1990 Subordinated Notes which are also held by these shareholders. The Company utilized the remaining portion of the net proceeds to redeem at par value all of the outstanding Class B Preferred Stock, the Junior Subordinated Exchange Notes, and repay $17.0 million of the Senior Credit Facility.

    The Company believes that the net proceeds from its IPO, internally generated funds and available borrowings under the Senior Credit Facility will be sufficient to satisfy its operating cash requirements for at least the next twelve to twenty-four months. The Company also expects that it will be able to renew its Senior Credit Facility when it comes due. The Company may, however, require additional capital to consummate significant acquisitions in the future and there can be no assurance that such capital will be available.

                                     PART II

                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:

             Exhibit No.  Document
             -----------  --------
                 27        Financial Data Schedule

(b)      Reports on Form 8-K.

         The Company filed a Form 8-K dated December 19, 1994, which is incorporated herein by reference. On March 3, 1995, the Company filed Form 8-K/A dated December 19, 1994, with audited financial information for the periods available, which report is incorporated herein by reference. On September 25, 1995, the Company filed Form 8-K/B for the periods required by Rule 3-05 or Regulation S-X, which report is incorporated herein by reference. On April 3, 1996, the Company filed Form 8-K/A3 for the periods required by Rule 3-05 or Regulation S-X, which report is incorporated herein by reference. The Company believes it has now filed all audited financial information required by Form 8-K, therefore, any registration statements under the Securities Act of 1933 and post-effective amendments to registration statements will not be adversely effected.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      OUTDOOR SYSTEMS, INC.



DATED: May 14, 1995   By                   /S/ Bill Beverage
                         -------------------------------------------------------
                      Bill Beverage, Chief Financial Officer,Secretary/Treasurer
                                     (Principal Accounting Officer)