Form 10-Q
period 1996-06-30
OUTDOOR SYSTEMS INC
filed 1996-07-17
CIK 874534

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    -------

Commission file number 0-28256

                              OUTDOOR SYSTEMS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                         86-0736400
- ----------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation)      (I.R.S. Employer Identification No.)

2502 N. BLACK CANYON HIGHWAY, PHOENIX, ARIZONA                           85009
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code (602) 246-9569
                                                   --------------

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

Number of Common Shares outstanding at July 16, 1995: 12,053,598 SHARES.

                                    CONTENTS

                                                                                                   PAGE
                                                                                                   ----
PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets June 30, 1996 (unaudited) and
               December 31, 1995..................................................................   1

         Condensed Consolidated Statements of Operations for the Three and Six Months ended
               June 30, 1996 and 1995 (unaudited).................................................   2

         Condensed Consolidated Statements of Cash Flows Six Months ended
               June 30, 1996 and 1995 (unaudited).................................................   3

         Notes to Condensed Consolidated Financial Statements.....................................   4


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS..........................................   6

PART II - OTHER INFORMATION

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................   9

      SIGNATURES .................................................................................  10

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              OUTDOOR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        JUNE 30,     DECEMBER 31,
                                                          1996           1995
                                                       ---------     -----------
                                                      (Unaudited)
ASSETS
      Current Assets:
         Cash and cash equivalents                     $   2,655      $   1,739
         Accounts receivable, net                          9,649         10,971
         Prepaid expenses and other                        2,766          2,719
                                                       ---------      ---------
             Total current assets                         15,070         15,429
                                                       ---------      ---------

      Property and Equipment, net                        112,457        111,729
      Perpetual Land Easement                             23,674
      Prepaid Land Leases and Other                        1,597          1,525
      Deferred Financing Costs                             3,920          4,275
      Deferred Income Taxes                                3,827          5,255
                                                       ---------      ---------
                                                       $ 160,545      $ 138,213
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
      Current Liabilities:
         Accounts payable                              $     193      $     642
         Accrued interest                                  4,714          4,843
         Accrued commissions                                 413            483
         Accrued expenses and other liabilities              956            690
         Unearned revenue                                    739
         Current maturities of long-term debt                173            550
                                                       ---------      ---------
             Total current liabilities                     7,188          7,208

      Long-term Debt                                     138,460        141,719
      Other Long-term Obligations                          4,473            984
                                                       ---------      ---------
             Total liabilities                           150,121        149,911
                                                       ---------      ---------

      Common Stock - Subject to Put Option                                3,420
                                                                      ---------

      Redeemable Preferred Stock:
         Exchangeable preferred stock                                     3,504
         Class A preferred stock                                          5,526
         Class B preferred stock                                          4,619
                                                                      ---------
             Total redeemable preferred stock                            13,649
                                                                      ---------

      Common Stockholders' Equity (Deficiency)            10,424        (28,767)
                                                       ---------      ---------
                                                       $ 160,545      $ 138,213
                                                       =========      =========

            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS                            SIX MONTHS
                                                                ENDED                                  ENDED
                                                               JUNE 30                                JUNE 30,
                                                    -------------------------------       -------------------------------
                                                        1996               1995               1996               1995
                                                    ------------       ------------       ------------       ------------
REVENUES:
    Outdoor advertising                             $     22,207       $     18,315       $     41,929       $     34,209
    Less agency commissions and discounts                  2,923              2,336              5,700              4,471
                                                    ------------       ------------       ------------       ------------
                                                          19,284             15,979             36,229             29,738
    Other income                                             298                                   298
                                                    ------------       ------------       ------------       ------------
        Net Revenues                                      19,582             15,979             36,527             29,738
                                                    ------------       ------------       ------------       ------------

OPERATING EXPENSES:
    Direct advertising                                     8,292              7,354             16,151             14,596
    General and administrative                             1,135              1,016              2,213              2,007
    Depreciation and amortization                          2,698              2,481              5,259              4,958
                                                    ------------       ------------       ------------       ------------
                                                          12,125             10,851             23,623             21,561
                                                    ------------       ------------       ------------       ------------

    Operating income                                       7,457              5,128             12,904              8,177

INTEREST EXPENSE                                           3,777              4,703              7,929              9,017
                                                    ------------       ------------       ------------       ------------
    Income (loss) before items set forth below             3,680                425              4,975               (840)
INCOME TAX PROVISION                                       1,472                                 1,990
                                                    ------------       ------------       ------------       ------------
    Income (loss) before extraordinary loss                2,208                425              2,985               (840)
EXTRAORDINARY LOSS                                           844                                   844
                                                    ------------       ------------       ------------       ------------

    Net income (loss)                               $      1,364       $        425       $      2,141       $       (840)
                                                    ============       ============       ============       ============


LESS STOCK DIVIDENDS,
    ACCRETIONS AND DISCOUNTS
    ON REDEMPTIONS                                         2,554                608              3,461              1,195
                                                    ------------       ------------       ------------       ------------

NET LOSS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                             $     (1,190)      $       (183)      $     (1,320)      $     (2,035)
                                                    ============       ============       ============       ============

NET LOSS PER COMMON AND
    EQUIVALENT SHARE:
    Loss before extraordinary loss                  $       (.03)      $       (.02)      $       (.05)      $       (.18)
    Extraordinary loss                                      (.07)                                 (.08)
                                                    ------------       ------------       ------------       ------------
    Net loss per common share                       $       (.10)      $       (.02)      $       (.13)      $       (.18)
                                                    ============       ============       ============       ============

    Weighted average number of shares                 11,376,895         11,222,976         10,382,078         11,222,976
                                                    ============       ============       ============       ============

            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS
                                                                                    ENDED
                                                                                   JUNE 30,
                                                                           -----------------------
                                                                             1996           1995
                                                                           --------       --------
OPERATING ACTIVITIES:
    Net (loss) income                                                      $  2,141       $   (840)
    Extraordinary loss                                                          844
    Decrease in deferred taxes                                                1,428
    Amortization of discounts on notes payable                                  912            177
    Depreciation and amortization                                             5,259          4,958
    Changes in assets and liabilities:
        Decrease in accounts receivable                                       1,322          3,697
        Decrease in prepaid expenses and other                                  210            196
        Increase (decrease) in accrued interest                                (123)             7
        Increase (decrease) in accounts payable and other liabilities           566         (1,078)
                                                                           --------       --------
           Net Cash Provided by Operating Activities                         12,559          7,117
                                                                           --------       --------

INVESTING ACTIVITIES:
    Investment in bus benches                                                (1,817)
    Capital expenditures                                                     (2,891)        (4,251)
    Acquisition of perpetual easements                                      (21,525)
                                                                           --------       --------
           Net Cash Used in Investing Activities                            (26,233)        (4,251)
                                                                           --------       --------

FINANCING ACTIVITIES:
    Proceeds from long-term debt                                             28,353          5,500
    Principal payments on long-term debt and capital leases                 (33,744)       (10,011)
    Cash dividends paid on preferred stock                                     (293)          (416)
    Redemption of preferred and exchangeable preferred stock                (16,369)
    Initial public offering                                                  36,643
                                                                           --------       --------
           Net Cash Provided by (Used in) Financing Activities               14,590         (4,927)
                                                                           --------       --------

NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                                 916         (2,061)

CASH AND CASH EQUIVALENTS - BEGINNING                                         1,739          3,658
                                                                           --------       --------

CASH AND CASH EQUIVALENTS - ENDING                                         $  2,655       $  1,597
                                                                           ========       ========

            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K/A2 filed with the Securities Exchange Commission on March 31, 1996.

NOTE 2 - NET LOSS PER SHARE

         Primary loss per common and common equivalent share is computed on the weighted average number of common shares outstanding during each year and includes shares issuable upon exercise of stock options when the effect of such issuance is dilutive. Such amounts have been adjusted to reflect the 36.4535-for-1 stock split as discussed in Note 4.

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                             JUNE         DECEMBER
                                                                              30,            31,
                                                                             1996           1995
                                                                           --------       --------
                                                                            (Dollars in thousands)
Common stock, $.01 par value - authorized, 60,000,000 shares; issued,
    17,153,796 and 14,476,377 shares; outstanding, 12,053,598
    and 9,376,179 shares                                                   $    120       $      4
Additional paid in capital                                                   34,047
Accumulated deficit                                                         (19,690)       (24,718)
Treasury stock at cost, 5,100,198 shares                                     (4,053)        (4,053)
                                                                           --------       --------
                                                                           $ 10,424       $(28,767)
                                                                           ========       ========

NOTE 4 - INITIAL PUBLIC OFFERING

         On April 24, 1996, the Company completed an initial public offering ("IPO") of its common stock. The holders of the Common Stock Subject to Put Option sold their shares in the IPO, resulting in the removal of the put option. The removal of the put option resulted in the liability representing the Common Stock Subject to Put Option being credited to stockholders' equity. The Company utilized a portion of the net proceeds from the IPO to redeem at par or face value all of the outstanding Class A Preferred Stock and the 1990 Subordinated Notes which are also held by these shareholders. The Company utilized the remaining portion of the net proceeds to redeem at par value all of the outstanding Class B Preferred Stock, the Junior Subordinated Exchange Notes, and repay $17.0 million of the Senior Credit Facility.

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

NOTE 5 - STOCK SPLIT

         On June 27, 1996, the Board of Directors authorized a three-for-two stock split in the form of a stock dividend payable on July 22, 1996 to holders of record July 8, 1996.

NOTE 6 - ACQUISITIONS

         On May 22, 1996, the Company completed the acquisition of perpetual easements from CSX Realty Development Corporation for $21.6 million in cash and certain future payments in an aggregate amount not to exceed $10.0 million payable over a period of ten years beginning no later than the year 2006 with the exact amount and timing to be determined based upon the results of the Company's operations of the easements. The perpetual easements are located on real property interests of CSX for the purpose of licensing rights to operate outdoor advertising displays which are leased to independent outdoor advertising companies and will be amortized on a straight line basis over 40 years.

NOTE 7 - SUBSEQUENT EVENT

         On July 9, 1996, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Gannett Co., Inc. and certain of its subsidiaries (collectively, "Gannett"), providing for the purchase (the "Acquisition") by the Company of substantially all of the assets of the Outdoor Division (the "Division") of Gannett for a purchase price of $640 million in cash, plus the net book value of working capital and certain other specified assets of the Division (which net book value is estimated to increase the purchase price by approximately $50 million). In addition, pursuant to the Asset Purchase Agreement, Gannett Outdoor Co. of Texas, Inc. ("Gannett of Texas") will grant to the Company an option (the "Option"), to purchase, within 120 days after the closing of the Acquisition, Gannett of Texas' outdoor operations in Houston, Texas, for a purchase price of $10 million, plus a net book value adjustment similar to the adjustment to the purchase price of the Division. Pursuant to the Asset Purchase Agreement, the Company made a deposit to Gannett consisting of $12 million cash and a promissory note in the principal amount of $3 million payable on July 29, 1996, and guaranteed by William S. Levine, Chairman of the Board and principal shareholder of the Company. The deposit will be credited against the purchase price if the Acquisition is consummated, returned to the Company if the Acquisition is not consummated as a result of a breach by Gannett, retained by Gannett if the transaction is not consummated as a result of a breach by the Company, and split equally between the Company and Gannett if the Acquisition is not completed because of the action of a third party outside of either party's control. The consummation of the transactions contemplated by the Asset Purchase Agreement is subject to certain conditions including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company will finance the purchase price of the Acquisition, the fees and expenses associated with the Acquisition and the related financing and the retirement or refinancing of certain existing indebtedness through (i) revolving credit and term loans of up to $530 million under a senior credit facility, (ii) bridge loans of up to $240 million under a senior subordinated facility, and (iii) up to $165 million in proceeds from a private placement of preferred stock and warrants, all pursuant to agreements entered into on July 9, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND
JUNE 30, 1995

         Gross revenues increased 21.3% to $22.2 million during the second quarter of 1996 compared to $18.3 million in the second quarter of 1995. This increase was attributable primarily to a general increase in revenues and partially to revenues from the acquisition of bus benches and to revenues from license fees from the acquisition of perpetual easements.

         Agency commissions were 13.2% and 12.8% of gross revenues in the second quarter of 1996 and the second quarter of 1995, respectively, primarily as a result of a slightly higher proportion of revenues generated through advertising agencies.

         Net revenues, including recurring revenues from use licenses acquired with perpetual easements in May, 1996, increased by 22.5% to $19.6 million compared to $16.0 million in the second quarter of 1996 and 1995, respectively, primarily as a result of the increase in gross revenues.

         Direct advertising expenses decreased by 3.7% as a percentage of net revenues to 42.3% compared to 46.0% in the second quarter of 1996 compared to the second quarter of 1995. This was primarily a result of increased net revenue coverage of fixed costs included in direct advertising expenses.

         General and administrative expenses decreased to 5.9% compared to 6.4% as a percentage of net revenues for the second quarter of 1996 as compared to the second quarter of 1995. This decrease was due primarily to increased net revenue coverage of fixed costs included in general and administrative expenses.

         Operating Cash Flow increased by 33.5% to $10.2 million compared to $7.6 million for the second quarter of 1996 and 1995, respectively, as a result of the above factors. Management believes Operating Cash Flow, which is operating income before depreciation and amortization, is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry as a measure of a media company's operating performance because it assists in comparing media company performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon accounting methods and the capitalization of individual companies.

         Depreciation and amortization expense increased by 8.7% to $2.7 million compared to $2.5 million in the second quarter of 1996 and 1995, respectively, primarily due to depreciation expense associated with a small acquisition in the Denver market in April 1996, and amortization expense associated with the May 1996 acquisition of perpetual easements in the Atlanta market.

         Interest expense decreased by 19.7% to $3.8 million in the second quarter of 1996 from $4.7 million in the second quarter of 1995, primarily because of the repayment of subordinated notes and the repayment of borrowings under the Senior Credit Facility as a result of the initial public offering completed in April 1996.

         Income before income taxes and extraordinary loss increased to $3.7 million in the second quarter of 1996 compared to $.4 million in the second quarter of 1995, primarily due to increased revenues and decreased interest expense.

         The Company recorded an income tax provision of approximately $1.5 million in the second quarter of 1996 compared to no income tax provision for the second quarter of 1995. The Company reported a $.8 million extraordinary loss, net of $.6 million tax benefit, in the second quarter of 1996 resulting from the redemption of subordinated notes.

         The foregoing factors contributed to the Company's $1.4 million net income in the second quarter of 1996 compared to $.4 million in the second quarter of 1995.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND
JUNE 30, 1995

         Gross revenues increased 22.6% to $41.9 million during the first six months of 1996 compared to $34.2 million in the first six months of 1995. This increase was attributable to increased revenue in all markets, particularly in Atlanta where the Company has experienced continued growth since its acquisition of the Atlanta operation in late December 1994, and partially to revenues from the acquisition of bus benches and to revenues from license fees from the acquisition of perpetual easements.

         Agency commissions were 13.6% and 13.1% of gross revenues in the first six months of 1996 and the first six months of 1995, respectively, primarily as a result of a slightly higher proportion of revenues generated through advertising agencies.

         Net revenues, including recurring revenues from use licenses acquired with perpetual easements in May, 1996, increased by 22.8% to $36.5 million compared to $29.7 million in the first six months of 1996 and 1995, respectively, primarily as a result of the increase in gross revenues.

         Direct advertising expenses decreased by 4.9% as a percentage of net revenues to 44.2% compared to 49.1% in the first six months of 1996 compared to the first six months of 1995. This was primarily a result of increased net revenue coverage of fixed costs included in direct advertising expenses.

         General and administrative expenses decreased to 6.1% compared to 6.7% as a percentage of net revenues for the first six months of 1996 as compared to the first six months of 1995. This decrease was due primarily to increased net revenue coverage of fixed costs included in general and administrative expenses.

         Operating Cash Flow increased by 38.3% to $18.2 million compared to $13.1 million for the first six months of 1996 and 1995, respectively, as a result of the above factors. Management believes Operating Cash Flow, which is operating income before depreciation and amortization, is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry as a measure of a media company's operating performance because it assists in comparing media company performance on a consistent basis without regard to depreciation and amortization, which can vary significantly depending upon accounting methods and the capitalization of individual companies.

         Depreciation and amortization expense increased by 6.1% to $5.3 million compared to $5.0 million in the first six months of 1996 and 1995, respectively, primarily due to depreciation expense associated with small acquisitions in New Orleans and Atlanta in the last half of 1995 and in Denver in April 1996, and amortization expense associated with the May 1996 acquisition of perpetual easements in the Atlanta market.

         Interest expense decreased by 12.1% to $7.9 million in the first six months of 1996 from $9.0 million in the first six months of 1995, primarily because of the repayment of subordinated notes and the repayment of borrowings under the Senior Credit Facility as a result of the initial public offering completed in April 1996.

         Income before income taxes and extraordinary loss increased to $5.0 million in the first six months of 1996 compared to a loss of $.8 million in the first six months of 1995, primarily due to increased revenues and decreased interest expense.

         The Company recorded an income tax provision of approximately $2.0 million in the first six months of 1996 compared to no income tax benefit for the first six months of 1995. The Company reported a $.8 million extraordinary loss, net of $.6 million tax benefit, in the first six months of 1996 resulting from the redemption of subordinated notes.

         The foregoing factors contributed to the Company's $2.1 million net income in the first six months of 1996 compared to a net loss of $.8 million in the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased $.3 million to $7.9 million at June 30, 1996 compared to $8.2 million at December 31, 1995. This decrease resulted primarily from a reduction in accounts receivable as a result of improved collection efforts, the proceeds of which were used to reduce the amount outstanding under the Senior Credit Facility.

         Net cash provided by operating activities increased by $5.5 million to $12.6 million for the six months ended June 30, 1996, compared to $7.1 million for the six months ended June 30, 1995, primarily due to higher income in the first six months of 1996. Net cash used in investing activities increased to $26.2 million in the first six months of 1996 from $4.3 million in the first six months of 1995, primarily because of the investment in bus benches in Denver and the acquisition of perpetual easements in Atlanta in 1996. Net cash provided by financing activities was $14.6 million for the first six months of 1996 compared to net cash used in financing activities of $4.9 million for the first six months of 1995, primarily because of borrowings under the Senior Credit Facility used to finance the acquisition of perpetual easements and because of the completion of an initial public offering in April 1996.

         The Company made approximately $2.9 million of capital expenditures during the first six months of 1996, a decrease from approximately $4.3 million during the first six months of 1995. Currently, the Company has no material commitments for capital expenditures, although it expects ongoing capital expenditures in the ordinary course of business to continue in amounts not materially greater than the amounts of such capital expenditures in prior periods.

         The Company completed an initial public offering ("IPO") of 2,677,392 shares of its common stock on April 24, 1996, resulting in net proceeds to the Company of $37.3 million. The holders of the Common Stock Subject to Put Option sold their shares with the completion of the IPO, resulting in the removal of the put option. The removal of the put option resulted in the liability representing the Common Stock Subject to Put Option being credited to stockholders' equity. The Company utilized a portion of the net proceeds from the IPO to redeem at par or face value all of the outstanding Class A Preferred Stock and the 1990 Subordinated Notes which were also held by these shareholders. The Company utilized the remaining portion of the net proceeds to redeem at par value all of the outstanding Class B Preferred Stock, the Junior Subordinated Exchange Notes, and repay $17.0 million of the Senior Credit Facility.

         The Company believes that the net proceeds from its IPO, internally generated funds, and available borrowings under the Senior Credit Facility will be sufficient to satisfy its operating cash requirements for at least the next twelve to twenty-four months. The Company also expects that it will be able to renew its Senior Credit Facility when it comes due. The Company may, however, require additional capital to consummate significant acquisitions in the future and there can be no assurance that such capital will be available.

SUBSEQUENT EVENT

         See Note 7 to Financial Statements for information concerning the agreement to acquire substantially all of the assets of the Outdoor Division of Gannett Co., Inc. and related financing.

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:

         Exhibit No.          Document
         -----------          --------
             27.        Financial Data Schedule

(b)      Reports on Form 8-K.

         The Company filed a Form 8-K dated May 22, 1996, reporting the acquisition of perpetual easements from CSX Realty Development Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           OUTDOOR SYSTEMS, INC.

DATED: July 16, 1996      By              /S/ Bill Beverage
                            ---------------------------------------------------
                                 Bill Beverage,Chief Financial Officer/
                                          Secretary/Treasurer
                                     (Principal Accounting Officer)