Form 10-Q
period 1996-09-30
OUTDOOR SYSTEMS INC
filed 1996-11-14
CIK 874534

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


                                       or


/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______


Commission file number 33-64638


                              OUTDOOR SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)


        DELAWARE                                         86-0736400
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation)

2502 N. BLACK CANYON HIGHWAY, PHOENIX, ARIZONA                          85009
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

                  Yes   X           No


Number of Common Shares outstanding at November 13, 1996: 26,770,404 SHARES.

                                    CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets September 30, 1996 (unaudited) and
               December 31, 1995..........................................................    1

         Condensed Unaudited Consolidated Statements of Operations for the Three
               and Nine Months ended September 30, 1996 and 1995..........................    2

         Condensed Unaudited Consolidated Statements of Cash Flows for the Nine
               Months ended September 30, 1996 and 1995...................................    3

         Notes to Condensed Consolidated Financial Statements.............................    4


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS........................................    6



PART II - OTHER INFORMATION

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................    9

      SIGNATURES .........................................................................   10

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              OUTDOOR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           SEPTEMBER        DECEMBER
                                                              30,              31,
                                                             1996             1995
                                                           ---------        ---------
                                                          (Unaudited)
ASSETS
      Current Assets:
         Cash and cash equivalents                          $ 12,655        $   1,739
         Accounts receivable, net                             50,420           10,971
         Prepaid lease rents                                  17,760            1,691
         Prepaid expenses and other                           10,571            1,028
                                                            --------        ---------
             Total current assets                             91,406           15,429
                                                            --------        ---------

      Property and Equipment, net                            731,932          111,729
      Perpetual Land Easement                                 23,710
      Note receivable, Prepaid Land Leases and Other           7,173              981
      Deferred Financing Costs                                22,704            4,275
      Deferred Income Taxes                                    9,002            5,255
      Intangibles                                             61,544              544
                                                            --------        ---------
                                                            $947,471        $ 138,213
                                                            ========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
      Current Liabilities:
         Accounts payable                                   $  7,412        $     642
         Accrued interest                                      1,477            4,843
         Accrued expenses and other liabilities               10,303            1,173
         Current maturities of long-term debt                 20,925              550
                                                            --------        ---------
             Total current liabilities                        40,117            7,208

      Long-term Debt                                         581,698          141,719
      Deferred Income Taxes                                   35,295
      Other Long-term Obligations                              3,358              984
                                                            --------        ---------
             Total liabilities                               660,468          149,911
                                                            --------        ---------

      Common Stock - Subject to Put Option                                      3,420
                                                                            ---------

      Redeemable Preferred Stock                                               13,649

      Common Stockholders' Equity (Deficiency)               287,003          (28,767)
                                                            --------        ---------
                                                            $947,471        $ 138,213
                                                            ========        =========


           See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS                       NINE MONTHS
                                                          ENDED                             ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                   ---------------------             ---------------------
                                                   1996             1995             1996             1995
                                                   ----             ----             ----             ----
REVENUES:
    Outdoor advertising                        $     46,645     $     19,787     $     88,575     $     53,996
    Manufacturing and license fees                    1,656            1,953
                                               ------------     ------------     ------------     ------------
        Gross Revenues                               48,301           19,787           90,528           53,996
    Less agency commissions and discounts             6,532            2,901           12,232            7,372
                                               ------------     ------------     ------------     ------------
        Net Revenues                                 41,769           16,886           78,296           46,624
                                               ------------     ------------     ------------     ------------


OPERATING EXPENSES:
    Direct advertising                               22,285            7,798           38,436           22,394
    General and administrative                        2,787              982            5,000            2,990
    Depreciation and amortization                     5,888            2,520           11,147            7,478
                                               ------------     ------------     ------------     ------------
                                                     30,960           11,300           54,583           32,862
                                               ------------     ------------     ------------     ------------

    Gain on 1996 Sale                                 7,344                             7,344
                                               ------------     ------------     ------------     ------------

    Operating income                                 18,153            5,586           31,057           13,762

INTEREST EXPENSE                                      9,340            4,019           17,269           13,036
                                               ------------     ------------     ------------     ------------
    Income before items set forth below               8,813            1,567           13,788              726
INCOME TAX PROVISION                                  3,646              167            5,636              167
                                               ------------     ------------     ------------     ------------
    Income before extraordinary loss                  5,167            1,400            8,152              559
EXTRAORDINARY LOSS - EARLY
    REDEMPTION OF DEBT                              (12,387)                          (13,230)
                                               ------------     ------------     ------------     ------------

    Net income (loss)                          $     (7,220)    $      1,400     $     (5,078)    $        559
                                               ============     ============     ============     ============


LESS STOCK DIVIDENDS,
    ACCRETIONS AND DISCOUNTS
    ON REDEMPTIONS                                                       675            3,461            1,870
                                               ------------     ------------     ------------     ------------

NET INCOME (LOSS) ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                        $     (7,220)    $        725     $     (8,539)    $     (1,311)
                                               ============     ============     ============     ============


NET INCOME (LOSS) PER COMMON
     AND EQUIVALENT SHARE:
    Income (loss) before extraordinary loss    $        .23     $        .04     $        .26     $       (.08)
    Extraordinary loss                                 (.56)                             (.74)
                                               ------------     ------------     ------------     ------------
    Net income (loss) per common share         $       (.33)    $        .04     $       (.48)    $       (.08)
                                               ============     ============     ============     ============

    Weighted average number of shares            22,142,027       16,834,464       17,786,816       16,834,464
                                               ============     ============     ============     ============


           See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              NINE MONTHS
                                                                                 ENDED
                                                                              SEPTEMBER 30,
                                                                         ----------------------
                                                                            1996         1995
                                                                         ---------     --------
OPERATING ACTIVITIES:
    Net loss                                                             $  (5,078)    $    559
    Extraordinary loss                                                      13,230
    Gain on 1996 Sale                                                       (7,344)
    Increase in deferred taxes                                              (3,747)
    Amortization of discounts on notes payable                               1,639          268
    Depreciation and amortization                                           11,147        7,478
    Changes in assets and liabilities:
        Decrease in accounts receivable                                      8,742        4,658
        Decrease in prepaid expenses and other                               1,625          962
        Increase in note receivable                                         (6,440)
        Decrease in deferred financing costs                                   963        1,021
        Increase (decrease) in accrued interest                             (3,384)      (3,135)
        Increase (decrease) in accounts payable and other liabilities        3,041         (982)
                                                                         ---------     --------
           Net Cash Provided by Operating Activities                        14,394       10,829
                                                                         ---------     --------


INVESTING ACTIVITIES:
    Capital expenditures                                                    (5,336)      (6,847)
    Investment in Bus Benches                                               (1,817)
    1996 Sale                                                                9,290
    Acquisition of Gannett Outdoor                                        (712,987)
    Acquisition of perpetual easements                                     (21,525)
                                                                         ---------     --------
           Net Cash Used in Investing Activities                          (732,375)      (6,847)
                                                                         ---------     --------


FINANCING ACTIVITIES:
    Proceeds from long-term debt                                           696,655       10,668
    Principal payments on long-term debt and capital leases               (133,340)     (15,902)
    Cash dividends paid on preferred stock                                    (293)        (634)
    Redemption of preferred and exchangeable preferred stock               (16,369)
    Redemption of 10 3/4% Senior Notes                                    (137,851)
    Issuance of common stock                                               320,120
    Exchange rate adjustment                                                   (25)
                                                                         ---------     --------
           Net Cash Provided by (Used in) Financing Activities             728,897       (5,868)
                                                                         ---------     --------

NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                             10,916       (1,886)

CASH AND CASH EQUIVALENTS - BEGINNING                                        1,739        3,658
                                                                         ---------     --------

CASH AND CASH EQUIVALENTS - ENDING                                       $  12,655     $  1,772
                                                                         =========     ========


           See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10- K/A2 filed with the Securities Exchange Commission on March 31, 1996.

NOTE 2 - INITIAL PUBLIC OFFERING

    On April 24, 1996, the Company completed an initial public offering ("IPO") of its common stock. The holders of the Common Stock Subject to Put Option sold their shares in the IPO, resulting in the liability representing the Common Stock Subject to Put Option being credited to stockholders' equity. The Company utilized a portion of the net proceeds from the IPO to redeem at par or face value all of the outstanding Class A Preferred Stock and the 1990 Subordinated Notes which are also held by these shareholders. The Company utilized the remaining portion of the net proceeds to redeem at par value all of the outstanding Class B Preferred Stock, the Junior Subordinated Exchange Notes, and repay $17.0 million of the Senior Credit Facility.
    In connection with the IPO, the Company's Board of Directors adopted a resolution which on April 17, 1996, increased the authorized number of common shares to 60,000,000 and split the common stock 36.4535 for 1. In addition, the Board of Directors authorized the issuance of 12,000,000 shares of preferred stock, the terms of which will be designated at the time of issuance. All per share information in these financial statements has been adjusted to give effect to this split.
    Upon completion of the IPO, the Company issued options for 807,516 common shares to key employees at an exercise price equal to the IPO price. Such options will vest over a four year period.

NOTE 3 - ACQUISITIONS AND SALE

    Gannett Outdoor Acquisition - On August 22, 1996, the Company purchased (the "Gannett Outdoor Acquisition") substantially all of the assets of Gannett Outdoor, including the stock of certain indirect subsidiaries of Gannett Co., Inc. for approximately $640 million in cash, plus the net book value of working capital and certain other specified assets of the Division (which net book value is approximately $60 million). This acquisition has been accounted for using the purchase method of accounting. Based on information available at this time, the Company has allocated approximately $550 million to assets with depreciation a life of 20 years, approximately $60 million to excess purchase price with an amortization life of 30 years, and approximately $30 million to assets with depreciation lives ranging from 3 to 7 years. The Company intends to continue to review the allocation of the purchase price of the acquired assets and operations. Adjustments to the allocation of the purchase price, if any, will be made by December 31, 1996.
    In connection with the acquisition, Gannett agreed to cause Gannett Outdoor Co. of Texas, Inc. ("Gannett of Texas") to grant an option (the "Houston Option") to purchase, within 120 days after the closing of the Acquisition, Gannett of Texas' outdoor operations in Houston, Texas, for a purchase price of $10 million, plus the net book value of working capital and certain other specified assets of Gannett of Texas. The Company exercised the Houston Option on August 22, 1996, with the intention of completing the acquisition of Gannett of Texas as soon as practicable following the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Act.
    The Company financed the purchase price of the Gannett Outdoor Acquisition, the fees and expenses associated with the Gannett Outdoor Acquisition and the related financing, and the retirement of certain existing indebtedness through (i) revolving credit and term loans of $462 million under a senior credit facility, (ii) a bridge loan of $180 million under a senior subordinated facility, and (iii) $284 million in proceeds from the sale of an additional 8,590,000 shares of the Company's common stock; which sale was completed August 22, 1996.
    In connection with the acquisition, the Company purchased, pursuant to a tender offer and consent solicitation, all but $15,000 aggregate principal amount of its outstanding 10 3/4% Senior Notes due 2003 (the "Existing Notes") and obtained the consent of the holders to modify or eliminate certain provisions of the indenture governing the Existing Notes to permit the consummation of the acquisition financing.
    On August 8, 1996, in connection with the Gannett Outdoor Acquisition, the Company sold substantially all of its existing billboard assets in Denver (the "1996 Sale") to an unrelated party for $9.2 million consisting of $2.8 million in cash paid at closing and a ten-year promissory note for the balance of the purchase price. The promissory note bears interest at a rate of 9% per annum and will be payable in quarterly installments. The promissory note is secured by a first lien on the assets sold. The promissory note and all security instruments in connection therewith are pledged to secure the Company's obligations under its senior credit facility.

    Perpetual Easements - On May 22, 1996, the Company completed the acquisition of perpetual easements from CSX Realty Development Corporation for $21.6 million in cash and certain future payments in an aggregate amount not to exceed $10.0 million payable over a period of ten years beginning no later than the year 2006 with the exact amount and timing to be determined based upon the results of the Company's operations of the easements. The perpetual easements are located on real property interests of CSX for the purpose of licensing rights to operate outdoor advertising displays which are leased to independent outdoor advertising companies and will be amortized on a straight line basis over 40 years.

NOTE 4 - NET LOSS PER SHARE

    Primary loss per common and common equivalent share is computed on the weighted average number of common shares outstanding during each year and includes shares issuable upon exercise of stock options when the effect of such issuance is dilutive. Such amounts have been adjusted to reflect the 36.4535-for-1 stock split as discussed in Note 2 and the 3-for-2 stock split as discussed in Note 5.

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                        SEPTEMBER       DECEMBER
                                                                                            30,             31,
                                                                                           1996            1995
                                                                                         (Dollars in thousands)
    Common stock, $.01 par value - authorized, 60,000,000 shares; issued,
        34,420,773 and 21,714,566 shares; outstanding, 26,770,404
        and 14,064,197 shares                                                           $     207       $       4
    Additional paid in capital                                                            317,436
    Accumulated deficit                                                                   (26,587)        (24,718)
    Treasury stock at cost, 7,650,369 shares                                               (4,053)         (4,053)
                                                                                        ---------       ---------
                                                                                        $ 287,003       $ (28,767)
                                                                                        =========       =========

    On June 27, 1996, the Board of Directors authorized a three-for-two stock split in the form of a stock dividend payable on July 22, 1996 to holders of record July 8, 1996.

NOTE 6 - SUBSEQUENT EVENTS

    On October 15, 1996, the Company completed a public offering of $240.0 million 9 3/8% Senior Subordinated Notes due 2006 (the "Notes"). The net proceeds of the Notes offering were used to repay amounts outstanding under a subordinated credit facility incurred to finance a portion of the Gannett Outdoor Acquisition and reduce amounts borrowed under the Company's senior credit facility.
    On October 31, 1996, the Company completed the sale of $10.0 million principal amount of additional Notes upon the exercise of the underwriters' over-allotment option granted by the Company in connection with the Notes offering. The net proceeds received by the Company upon the sale of such Notes were used to repay amounts borrowed under the Company's senior credit facility.
    On November 1, 1996, the Board of Directors authorized a three-for-two stock split in the form of a stock dividend payable on November 22, 1996 to holders of record November 11, 1996.
    On November 14, 1996, the Company completed the acquisition of Gannett of Texas.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND
SEPTEMBER 30, 1995

        Gross revenues increased 144.1% to $48.3 million during the third quarter of 1996 compared to $19.8 million in the third quarter of 1995. This increase includes approximately $24.9 million attributable to the Gannett Outdoor Acquisition. The remaining increase was attributable to a general increase in revenues from the Company's continuing operations and to license fees from perpetual easements.
        Agency commissions decreased to 13.5% of gross revenues in the third quarter of 1996 compared to 14.7% in the third quarter of 1995, respectively, primarily as a result of a slightly lower proportion of revenues generated through advertising agencies.
        Net revenues increased by 147.4% for the third quarter of 1996 to approximately $41.8 million compared to approximately $16.9 million for the third quarter of 1995. This increase includes approximately $22.6 million attributable to the Gannett Outdoor Acquisition, with the balance of the increase in revenues attributable to increased revenues in all markets.
        Direct advertising expenses increased as a percentage of net revenues to 53.4% in the third quarter of 1996 compared to 46.2% in the third quarter of 1995. This increase was primarily a result of the Gannett Outdoor Acquisition.
        General and administrative expenses increased to 6.7% compared to 5.8% as a percentage of net revenues for the third quarter of 1996 as compared to the third quarter of 1995. This increase was due primarily to the Gannett Outdoor Acquisition.
        As a result of the above factors, EBITDA increased by 196.6% (106.0% before the gain from the 1996 Sale) for the third quarter of 1996 to approximately $24.0 million ($16.7 million before the gain from the 1996
    Sale) compared to approximately $8.1 million for the third quarter of 1995. Depreciation and amortization expense for the third quarter of 1996 was approximately $5.9 million compared to approximately $2.5 million for the third quarter of 1995, an increase of approximately $3.4 million. This increase was due primarily to the Gannett Outdoor Acquisition.
        Interest expense increased to $9.3 million for the third quarter of 1996 compared to approximately $4.0 million for the third quarter of 1995. This increase was due primarily to additional borrowings incurred in connection with the Gannett Outdoor Acquisition.
        Income before income taxes and extraordinary loss increased to $8.8 million in the third quarter of 1996 compared to $1.6 million in the third quarter of 1995, primarily due to increased revenues and the gain from the 1996 Sale offset by increased interest expense.
        The Company recorded an income tax provision of approximately $3.6 million in the third quarter of 1996 compared to $0.2 million for the third quarter of 1995. The Company reported a write-off of deferred financing costs of approximately $4.4 million (net of tax) associated with the financing of the Gannett Outdoor Acquisition and a premium of approximately $8.0 million (net of tax) associated with the early redemption of 10 3/4% Senior Notes due 2003 offset by a gain of approximately $7.3 million from the 1996 Sale in the third quarter of 1996.
        The foregoing factors contributed to the Company's $7.2 million net loss in the third quarter of 1996 compared to net income of $1.4 million in the third quarter of 1995.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
SEPTEMBER 30, 1995

        Gross revenues increased 67.7% to $90.5 million during the first nine months of 1996 compared to $54.0 million in the first nine months of 1995. This increase includes approximately $24.9 million attributable to the Gannett Outdoor Acquisition. The remaining increase was attributable to a general increase in revenues from the Company's continuing operations and to license fees from perpetual easements.
        Agency commissions were 13.5% and 13.7% of gross revenues in the first nine months of 1996 and the first nine months of 1995, respectively, primarily as a result of a slightly lower proportion of revenues generated through advertising agencies.
        Net revenues increased by 67.9% for the first nine months of 1996 to approximately $78.3 million compared to approximately $46.6 million for the first nine months of 1995. This increase includes approximately $22.6 million attributable to the Gannett Outdoor Acquisition, with the balance of the increase in revenues attributable to increased revenues in all markets.
        Direct advertising expenses increased as a percentage of net revenues to 49.1% compared to 48.0% in the first nine months of 1996 compared to the first nine months of 1995. This was primarily a result of the Gannett Outdoor Acquisition.
        General and administrative expenses were 6.4% as a percentage of net revenues for the first nine months of 1996 and 1995.
        As a result of the above factors, EBITDA increased by 98.7% (64.1% before the gain from the 1996 Sale) for the first nine months of 1996 to approximately $42.2 million ($34.9 million before the gain from the 1996
    Sale) compared to approximately $21.2 million for the first nine months of 1995.
        Depreciation and amortization expense for the first nine months of 1996 was approximately $11.1 million compared to approximately $7.5 million for the first nine months of 1995, an increase of approximately $3.6 million. This increase was due primarily to the Gannett Outdoor Acquisition.
        Interest expense increased to $17.3 million for the first nine months of 1996 compared to approximately $13.0 million for the first nine months of 1995. This increase was due primarily to additional borrowings incurred in connection with the Gannett Outdoor Acquisition.
        Income before income taxes and extraordinary loss increased to $13.8 million in the first nine months of 1996 compared to $0.7 million in the first nine months of 1995, primarily due to increased revenues and the gain from the 1996 Sale offset by increased interest expense.
        The Company recorded an income tax provision of approximately $5.6 million in the first nine months of 1996 compared to approximately $0.2 million for the first nine months of 1995. The Company reported write-offs for to the redemption of debentures of approximately $0.8 million, for deferred financing costs of approximately $4.4 million (net of tax) associated with the financing of the Gannett Outdoor Acquisition and a premium of approximately $8.0 million (net of tax) associated with the early redemption of 10 3/4% Senior Notes due 2003 offset by a gain of approximately $7.3 million from the 1996 Sale in the third quarter of 1996.
        The foregoing factors contributed to the Company's $5.1 million net loss in the first nine months of 1996 compared to net income of $0.6 million in the first nine months of 1995.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's senior credit facility, as amended and restated as of October 22, 1996 (the "Senior Credit Facility"), provides for revolving credit loans to the Company of up to $125.0 million and to a Canadian subsidiary of the Company of up to cdn$35.0 million. The revolving credit loan commitment applicable to the Company automatically reduces in each year commencing in 1998, and continuing through 2002, and the revolving credit loan commitment applicable to the Canadian subsidiary automatically reduces in each year commencing in 1999 and continuing through 2002.
    The Senior Credit Facility provides for a total term loan commitment of $390.0 million and cdn$48.0 million. The term loans are payable in quarterly installments commencing in 1997, with the final installment due in 2003. The revolving credit loans and term loans bear interest at various rates tied to base rates.
    During the third quarter of 1996, the Company obtained a subordinated credit facility which provided for bridge loans of $180.0 million. The proceeds from the subordinated credit facility were used to finance a portion of the Gannett Outdoor Acquisition.
    On October 15, 1996, the Company completed a public offering of $240.0 million 9 3/8% Senior Subordinated Notes due 2006 (the "Notes"). The net proceeds of the Notes offering were used to repay amounts outstanding under a subordinated credit facility incurred to finance a portion of the Gannett Outdoor Acquisition and reduce amounts borrowed under the Company's Senior Credit Facility.
    The Company's working capital increased to $51.3 million at September 30, 1996 compared to $8.2 million at December 31, 1995. This increase resulted primarily from approximately $49.2 million of working capital purchased in the Gannett Outdoor Acquisition, offset by a reduction in accounts receivable as a result of improved collection efforts, the proceeds of which were used to reduce the amount outstanding under the Senior Credit Facility.
    Net cash provided by operating activities increased by $3.6 million to $14.4 million for the nine months ended September 30, 1996, compared to $10.8 million for the nine months ended September 30, 1995, primarily due to the gain from the 1996 Sale and to higher income in the first nine months of 1996. Net cash used in investing activities increased to $732.4 million in the first nine months of 1996 from $6.8 million in the first nine months of 1995, primarily because of the Gannett Outdoor Acquisition, the investment in bus benches in Denver and the acquisition of perpetual easements in 1996. Net cash provided by financing activities was $728.9 million for the first nine months of 1996 compared to net cash used in financing activities of $5.9 million for the first nine months of 1995, primarily because of proceeds from the completion of an initial public offering in April 1996 followed by a secondary public offering in August, 1996 and because of borrowings under the Senior Credit Facility and a bridge loan facility used to finance the Gannett Outdoor Acquisition and the acquisition of perpetual easements.
    The Company made approximately $5.3 million of capital expenditures during the first nine months of 1996, an decrease from approximately $6.8 million during the first nine months of 1995. Currently, the Company has no material commitments for capital expenditures, although it expects ongoing capital expenditures in the ordinary course of business to continue in amounts not materially greater than the amounts of such capital expenditures in prior periods.
    The Company completed its initial public offering ("IPO") of 4,016,088 shares of its common stock on April 24, 1996, resulting in net proceeds to the Company of $37.4 million. The holders of the Common Stock Subject to Put Option sold their shares with the completion of the IPO, resulting in the liability representing the Common Stock Subject to Put Option being credited to stockholders' equity. The Company utilized a portion of the net proceeds from the IPO to redeem at par or face value all of the outstanding Class A Preferred Stock and the 1990 Subordinated Notes which were also held by these shareholders. The Company utilized the remaining portion of the net proceeds to redeem at par value all of the outstanding Class B Preferred Stock, the Junior Subordinated Exchange Notes, and repay $17.0 million of the Senior Credit Facility.
    On August 22, 1996, the Company completed the sale of an additional 8,590,000 shares of its common stock, resulting in net proceeds to the Company of $284.2 million. The net proceeds from this offering were used to finance a portion of the purchase price payable in the Gannett Outdoor Acquisition.
    The Company believes that internally generated funds and available borrowings under the Senior Credit Facility will be sufficient to satisfy its operating cash requirements and make required interest and principal payments under the Senior Credit Facility and the Notes for at least the next twelve to twenty-four months. The Company may, however, require additional capital in-order-to consummate significant acquisitions in the future and there can be no assurance that such capital will be available.


SPECIAL NOTE REGARDING "FORWARD-LOOKING STATEMENTS"

    This report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, among other things, the discussions of expectations concerning the Company's future capital expenditures, availability of funds to satisfy operating cash requirements and interest and principal payments on indebtedness and liquidity and capital resources. The Company cautions that reliance on any forward-looking statement involves risks and uncertainties and that, although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate and, as a result, the forward-looking statements based on those assumptions also could be incorrect. The uncertainties in this regard include, but are not limited to, risk factors such as advertising trends, competition, government regulation of outdoor advertising, interest rate trends, and the Company's ability to integrate successfully the businesses acquired in the Gannett Outdoor Acquisition and other acquisitions. In addition, investors are directed to consider the other risk factors and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should no be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

                                     PART II

                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed herewith:

             Exhibit No.   Document
             -----------   --------

             10.1 Fourth Amended and Restated Credit Agreement among Outdoor Systems, Inc., Mediacom, Inc., The Several Lenders from Time to Time Parties Hereto and Canadian Imperial Bank of Commerce, as US Administrative Agent and Canadian Administrative Agent, dated as of October 22, 1996, and Global Affirmation and Restatement

             27.           Financial Data Schedule

(b)      Reports on Form 8-K.

         The Company filed a Form 8-K dated July 16, 1996, reporting the signing of the agreement to purchase substantially all of the assets of the Outdoor Division of Gannett Co., Inc. and certain of its subsidiaries, and agreements relating to the financing thereof.

         The Company filed a Form 8-K/A (Amendment No. 1) dated July 18, 1996, reporting the commencement of a tender offer for the purchase of the Company's outstanding 10-3/4% Senior Notes due 2003 and containing the Unaudited Consolidated Financial Statements of the Outdoor Division of Gannett Co., Inc.

         The Company filed a Form 8-K/A (Amendment No. 2) dated July 30, 1996, reporting the amendments to the terms of the debt tender offer and containing the Pro Forma Combined Condensed Financial Data of the Company and the Outdoor Division of Gannett Co., Inc.

         The Company filed a Form 8-K dated August 27, 1996, reporting the consummation of the acquisition of the Outdoor Division of Gannett Co., Inc., the tender offer and the financing thereof.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OUTDOOR SYSTEMS, INC.



DATED: November 14, 1996           By       /S/ Bill Beverage
                                     -------------------------------------------
                                   Bill Beverage,Chief Financial Officer/
                                            Secretary/Treasurer
                                       (Principal Accounting Officer)