Form 10-K405
period 1996-12-31
OUTDOOR SYSTEMS INC
filed 1997-03-31
CIK 874534

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-28256

                             OUTDOOR SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                      DELAWARE                                            86-0736400
            (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
                  OF INCORPORATION)                                   IDENTIFICATION NO.)

            2502 N. BLACK CANYON HIGHWAY
                  PHOENIX, ARIZONA                                           85009
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

                                 (602) 246-9569
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 TITLE OF CLASS

                         COMMON STOCK, $0.01 PAR VALUE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X            No   _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 27, 1997 as reported on the Nasdaq National Market, was approximately $781.5 million.

     The number of shares of the Registrant's Common Stock outstanding at March 28, 1997 was 40,155,631.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on May 29, 1997 are incorporated by reference herein.

================================================================================

                                    CONTENTS

                                                                                        PAGE
                                                                                        ----
                                           PART I
ITEM 1.    BUSINESS
           GENERAL....................................................................    1
           INDUSTRY OVERVIEW..........................................................    1
           OPERATING STRATEGY.........................................................    2
           MARKETS....................................................................    3
           INVENTORY..................................................................    4
           SALES AND SERVICE..........................................................    4
           CUSTOMERS..................................................................    4
           PRODUCTION.................................................................    6
           COMPETITION................................................................    6
           GOVERNMENT REGULATION......................................................    6
ITEM 2.    PROPERTIES.................................................................    8
ITEM 3.    LEGAL PROCEEDINGS..........................................................    8
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................    8
ITEM 4A.   EXECUTIVE OFFICERS OF THE COMPANY..........................................    8

                                          PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......    9
ITEM 6.    SELECTED FINANCIAL DATA....................................................   10
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.....................................   11
ITEM 8.    FINANCIAL STATEMENTS & SUPPLEMENTARY DATA..................................   16
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL
              DISCLOSURE..............................................................   35

                                          PART III

ITEM 10.   DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT...........................   35
ITEM 11.   EXECUTIVE COMPENSATION.....................................................   35
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS & MANAGEMENT.....................................................   35
ITEM 13.   CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS...............................   35

                                          PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K.....................................................   35

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

     Outdoor Systems, Inc. (the "Company") is the largest outdoor advertising company in North America, operating, as of December 31, 1996, approximately 61,600 bulletin, poster and transit advertising display faces in 22 metropolitan markets in the United States and seven metropolitan markets in Canada and approximately 125,000 subway advertising display faces in New York City. The Company has significant operations in seven of the ten largest United States markets and six of the ten largest Canadian markets.

INDUSTRY OVERVIEW

     The outdoor advertising industry has experienced increased advertiser interest and revenue growth in recent years. Outdoor advertising generated total revenues of approximately $2.0 billion in 1996, or approximately 1.1% of the total advertising expenditures in the United States, while the out-of-home advertising industry, consisting of transit and in-store advertising displays in addition to outdoor advertising, generated revenues in excess of $3.8 billion in 1996, according to estimates by the Outdoor Advertising Association of America ("OAAA"). Outdoor advertising's 1996 revenues represent growth of approximately 11.0% over estimated total revenues for 1995, which compares favorably to the growth of total U.S. advertising expenditures of approximately 7.0% during the same period.

     Advertisers purchase outdoor advertising for a number of reasons. Outdoor advertising offers repetitive impact and a relatively low cost per-thousand-impressions, a commonly used media measurement, as compared to television, radio, newspaper, magazine and direct mail marketing. Accordingly, because of its cost-effective nature, outdoor advertising is a good vehicle to build "mass market" support. In addition, outdoor advertising can be used to target a defined audience in a specific location and, therefore, can be relied upon by local businesses concentrating on a particular geographic area where customers have specific demographic characteristics. For instance, restaurants, motels, service stations and similar roadside businesses may use outdoor advertising to reach potential customers close to the point of sale and provide directional information. Other local businesses such as television and radio stations and consumer products companies may wish to appeal more broadly to customers and consumers in the local market. National brand name advertisers may use the medium to attract customers generally and build brand awareness. In all cases, outdoor advertising can be combined with other media such as radio and television to reinforce messages being provided to consumers.

     The outdoor advertising industry has experienced significant changes due to a number of factors. First, the entire "out-of-home" advertising category has expanded to include, in addition to traditional billboards and roadside displays, displays in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. Second, while the outdoor advertising industry has experienced a decline in the use of outdoor advertising by tobacco companies, it has increased its visibility with and attractiveness to local advertisers as well as national retail and consumer products-oriented companies. Third, the industry has benefited significantly from improvements in production technology, including the use of computer printing, vinyl advertising copy and improved lighting techniques, which have facilitated a more dynamic, colorful and creative use of the medium. This technological advance has permitted the outdoor advertising industry to respond more promptly and cost effectively to the changing needs of its advertising customers and to make greater use of advertising copy used in other media. Lastly, the outdoor advertising industry has benefited from the growth in automobile travel time for business and leisure due to increased highway congestion and continued demographic shifts of residences and businesses from the cities to outlying suburbs. The Company believes that the foregoing trends have resulted in increased consumer exposure to existing billboard structures at a time when other media have been fragmenting their audiences as the number of broadcast and cable networks and other narrowly targeted formats has increased.

     An expanding opportunity within the out-of-home advertising industry is transit advertising. Local governments are providing transit shelters and benches to enhance the service and image of local transit systems and these locations, as well as buses, are increasingly being used for out-of-home-advertising. Municipalities have begun to issue contracts for transit displays on bus shelters, subways, benches and buses to private enterprises. Under these contracts, the private party constructs the shelters or benches, which it can use for advertising displays. The primary benefits of privatizing transit advertising are the avoidance of capital expenditures by the municipality, the prospect of additional revenue for the municipality, the consistent quality that a coordinated transit program can provide and the benefits of regular cleaning and maintenance undertaken by private enterprises.

     The outdoor advertising industry is comprised of several large outdoor advertising and media companies with operations in multiple markets, as well as many smaller and local companies operating a limited number of structures in a single or a few local markets. While the industry has experienced some consolidation within the past few years, the OAAA estimates that there are still approximately 1,000 companies in the outdoor advertising industry operating approximately 396,000 bulletin and poster display faces. The Company expects the trend of consolidation in the outdoor advertising industry to continue.

OPERATING STRATEGY

     The Company's primary objective is to be the leading provider of outdoor advertising services in each of its markets. The Company's successful operating strategy, focusing on superior sales and service, optimal management of its inventory, centralized administration and strategic acquisitions, has enabled it to improve the historical operating results in each of its existing markets. Management intends to apply this strategy to each of its newly-acquired markets.

- Superior Sales and Service. The Company seeks to gain market share in each of its markets through an intensive focus on customer sales and service, quality displays and competitive pricing. The Company has recruited and trained a skilled sales force that is motivated by a program of commission-based compensation and supported by a network of experienced local managers who operate under a centrally coordinated marketing plan. Each of the Company's markets has a general manager who is actively engaged in sales. In addition, the Company seeks to attract and retain advertisers through creative advertising layouts, timely installation and rotation of displays and rapid response to customer needs.

- Optimal Inventory Management. The Company seeks to balance advertising rate growth with optimal occupancy of its displays in order to maximize revenues. The Company's variety of outdoor advertising displays in its geographically diverse markets permits flexibility in pricing and packaging its display inventory.

- Centralized Administration. The Company has consolidated substantially all of its administration, accounting, sales management and leasing management functions into its Phoenix headquarters and four regional offices. This centralization allows the Company to focus local efforts on customer service and sales and to exercise greater control over administrative costs and expenses.

- Strategic Acquisitions. The Company pursues strategic acquisitions in existing and new markets to achieve increased operating efficiencies, greater geographic diversification and increased market penetration. The Company is primarily interested in further expansion in the 50 largest United States markets, because these markets typically generate greater outdoor market revenues, readily attract national advertisers, provide a better basis for regional advertising, attract quality management and offer opportunities to gain a larger market share from competitive media.

MARKETS

     The Company's markets generally possess demographic characteristics that are attractive to national advertisers, allowing the Company to package displays in several of its markets in a single contract for advertisers in national and regional campaigns. Each market also has unique local industries, businesses, sports franchises and special events that are frequent users of outdoor advertising. The following table sets forth certain information with respect to the Company's outdoor markets as of December 31, 1996:

                                                                                       MALL AND              TOTAL
                                             MARKET               30-SHEET   8-SHEET   AIRPORT              DISPLAY
                  MARKET                      RANK    BULLETINS   POSTERS    POSTERS   POSTERS    TRANSIT    FACES
-------------------------------------------  ------   ---------   --------   -------   --------   -------   -------
UNITED STATES:
New York/
  New Jersey(1)............................      1        583       2,746       124         --      2,662     6,115
Los Angeles................................      2        769       2,961        --         --      2,890     6,620
Chicago....................................      3        160          --       640         --         --       800
Philadelphia...............................      4         --          --        --         --        498       498
San Francisco..............................      5        209       1,005       563         --      1,528     3,305
Detroit....................................      9        439       1,342        91         --      1,000     2,872
Houston....................................     10        778          --        --         --         --       778
Atlanta....................................     11        797       1,679        --         --         --     2,476
Sacramento.................................     17         60         291        --         --         --       351
Phoenix....................................     18        623       1,516       659         --      1,490     4,288
St. Louis..................................     19        284         833         1         --         --     1,118
Denver.....................................     21        174         784        --         --      5,266     6,224
San Diego..................................     22        109         541        --         --        680     1,330
New Haven(2)...............................     26        151         831        --         --         --       982
Kansas City................................     33        215         840        --         --         --     1,055
Grand Rapids...............................     38        120         568        --         --        180       868
New Orleans................................     40        341       1,042       428         --        214     2,025
Louisville.................................     49        329       1,052       243         --         --     1,624
Flint......................................     59         86         423        32         --         --       541
Rochester..................................     72         --          --        --         --      3,715     3,715
Tucson.....................................     81        170           6       338         --         10       524
Columbus, GA...............................    127        190         412       100         --         --       702
CANADA:
Toronto....................................      1        109       1,491        --        408      2,546     4,554
Montreal...................................      2         67         793        --        297      1,788     2,945
Ottawa.....................................      6          8         188        --         61         --       257
Winnipeg...................................      7        107         247        --         56        349       759
Quebec City................................      8        184         333        --        125        241       883
Hamilton...................................      9         19         303        --         80        598     1,000
Halifax....................................     14          4         128        --         28        214       374
Other......................................    N/A        145       1,247        --        278        301     1,971
                                                        -----      ------     -----      -----     ------    ------
    Total..................................             7,230      23,602     3,219      1,333     26,170    61,554
                                                        =====      ======     =====      =====     ======    ======

---------------
(1) All of the Company's bulletins and posters are located in New Jersey. Does not include approximately 125,000 subway advertising display faces in New York City.

(2) Includes advertising display faces in New Haven, as well as other areas of Connecticut.

INVENTORY

     The Company operates four standard types of outdoor advertising billboards and displays:

- Bulletins generally are 14 feet high and 48 feet wide (672 square feet) and consist of panels on which advertising copy is displayed. The advertising copy is either hand painted onto the panels at the facilities of the outdoor advertising company in accordance with design specifications supplied by the advertiser and attached to the outdoor advertising structure, or is printed with computer-generated graphics on a single sheet of vinyl that is "wrapped" around the structure. On occasion, to attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways.

- 30-sheet posters generally are 12 feet high by 25 feet wide (300 square feet) and are the most common type of billboard. Advertising copy for 30-sheet posters consists of lithographed or silk-screened paper sheets supplied by the advertiser that are pasted and applied like wallpaper to the face of the display, or single sheets of vinyl with computer-generated advertising copy that are wrapped around the structure. 30-sheet posters are concentrated on major traffic arteries.

- Junior (8-sheet) posters usually are 6 feet high by 12 feet wide (72 square feet). Displays are prepared and mounted in the same manner as 30-sheet posters, except that vinyl sheets are not typically used on junior posters. Most junior posters, because of their smaller size, are concentrated on city streets and target pedestrian traffic.

- Transit displays include displays on bus shelters, subways and bus benches. Bus shelters and benches are usually constructed, owned and maintained by the outdoor advertising company under a contract with the municipality or transit authority which receives a share of the shelter's advertising revenues. Bus shelter displays are enclosed within glassed, backlighted cases on sides of a pedestrian shelter at an urban bus stop on city easements or sidewalks. Subway displays are located within subway stations and walkways as well as in subway trains. Advertisements appear on lithographed or silk-screened posters supplied in a single sheet by the advertiser. Transit displays are an attractive medium to advertisers using "vertical" advertising copy, such as magazines and movie posters, because the advertising copy is easily adapted for use in transit shelters.

     Billboards generally are mounted on structures owned by the outdoor advertising company and located on sites that are either owned or leased by it or on which it has acquired a permanent easement. Billboard structures, bus shelters and benches are durable, have long useful lives and do not require substantial maintenance. When disassembled, they typically can be moved and relocated at new sites.

SALES AND SERVICE

     The Company devotes considerable time and resources to recruiting, training and coordinating the activities of its sales force. Sales personnel are compensated primarily on a commission basis to maximize the incentive to perform. Messrs. Moreno and Kelly, the Company's two principal officers responsible for day-to-day operations, have an aggregate of approximately 42 years of experience in the outdoor advertising industry, virtually all of which has been spent in sales and management positions.

CUSTOMERS

     Advertisers usually contract for outdoor displays through advertising agencies, which are responsible for the artistic design and written content of the advertising as well as the choice of media and the planning and implementation of the overall campaign. The Company pays commissions to the agencies for advertising contracts that are procured by or through those agencies. Advertising rates are based on a particular display's exposure (or number of "impressions" delivered) in relation to the demographics of the particular market and its location within that market. The number of "impressions" delivered by a display is measured by the number of vehicles passing the site during a defined period and is weighted to give effect to such factors as its proximity to other displays, the speed and viewing angle of approaching traffic, the national average of adults riding in vehicles and whether the display is illuminated. The number of impressions delivered by a display is verified by independent auditing companies.

     The size and geographic diversity of the Company's markets allows the Company to attract national advertisers by providing the opportunity to package displays in several of its markets in a single contract to allow a national advertiser to simplify its purchasing process and present its message in several markets. National advertisers generally seek wide exposure in major markets and therefore tend to make larger purchases. The Company competes for national advertisers primarily on the basis of price, availability and service.

     The Company also focuses its efforts on local sales. Local advertisers tend to have smaller advertising budgets and require greater assistance from the Company's production and creative personnel to design and produce advertising copy. In local sales, the Company often expends more sales efforts on educating customers regarding the benefits of outdoor media and helping potential customers develop an advertising strategy using outdoor advertising. While price and availability are important competitive factors, service and customer relationships are also critical components of local sales.

     Tobacco revenues have historically accounted for a significant portion of outdoor advertising revenues. In the 1990s, due to a declining population of smokers, societal pressures, consolidation in the tobacco industry and price competition from generic brands, the leading tobacco companies substantially reduced their expenditures for outdoor advertising. Because tobacco advertisers often utilized some of the industry's prime inventory, the decline in tobacco-related advertising expenditures made this space available for other advertisers, including those that had not traditionally utilized outdoor advertising. As a result of this decline in tobacco-related advertising revenues and the increased use of outdoor advertising by other advertisers, the range of the Company's advertisers has become quite diverse, with no single category of advertisers accounting for more than 16.4% of net revenues in 1996. The following table illustrates the diversity of the Company's advertising base:

                            NET REVENUES BY CATEGORY

                                                                               PERCENTAGE
                                                                                   OF
                                                                              NET REVENUES
                                                                              ------------
    Retail/Consumer Products................................................       16.4%
    Travel and Entertainment................................................       12.1
    Tobacco.................................................................        8.2
    Automotive..............................................................        6.8
    Health..................................................................        6.1
    Restaurants.............................................................        5.4
    Beer....................................................................        5.3
    Media...................................................................        5.0
    Banking.................................................................        4.2
    Liquor..................................................................        3.2
    Beverages -- Soft Drinks................................................        2.5
    Hotels..................................................................        2.1
    Miscellaneous...........................................................       22.7
                                                                                  -----
              Total.........................................................      100.0%
                                                                                  =====

PRODUCTION

     The Company has internal production facilities and staff to perform the full range of activities required to develop, create and install outdoor advertising. Production work includes creating the advertising copy design and layout, painting the design or coordinating its printing and installing the designs on its displays. The Company usually provides its full range of production services to local advertisers and to advertisers that are not represented by advertising agencies, since national advertisers and advertisers represented by advertising agencies often use preprinted designs that require only installation. However, the Company's creative and production personnel frequently are involved in production activities even when advertisers are represented by agencies by developing new designs or adapting copy from other media for use on billboards. The Company's artists also assist in the development of marketing presentations, demonstrations and strategies to attract new advertisers.

     With the increased use of vinyl and pre-printed advertising copy furnished to the outdoor advertising company by the advertiser or its agency, outdoor advertising companies are becoming less responsible for labor-intensive production work since vinyl and pre-printed copy is typically produced by the advertiser or its agency and can be installed quickly. The Company believes that this trend over time will reduce operating expenses associated with production activities.

COMPETITION

     The Company competes in each of its markets with other outdoor advertisers as well as other media, including broadcast and cable television, radio, print media and direct mail marketers. In addition, the Company also competes with a wide variety of "out-of-home" media, including advertising in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, outdoor advertising relies on its low cost per-thousand impressions and its ability to reach a broad segment of the population in a specific market or to target a particular geographic area or population with a particular set of demographic characteristics within that market.

     The outdoor advertising industry is highly fragmented, consisting of several large outdoor advertising and media companies with operations in multiple markets as well as smaller and local companies operating a limited number of structures in single or a few local markets. Although some consolidation has occurred over the past few years, according to the OAAA there are approximately 1,000 companies in the outdoor advertising industry operating approximately 396,000 bulletin and poster display faces. In several of its markets, the Company encounters direct competition from other major outdoor media companies. The Company believes that its strong emphasis on sales and customer service and its position as a major provider of advertising services in each of its markets enable it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets.

GOVERNMENT REGULATION

     U.S. Regulations. The outdoor advertising industry is subject to governmental regulation at the federal, state and local level. Federal law, principally the Highway Beautification Act of 1965, encourages states, by the threat of withholding 10% of the federal appropriations for the construction and improvement of highways within such states, to implement legislation to prohibit billboards located within 660 feet of, or visible from, interstate and primary highways except in commercial or industrial areas where off-site signage is permitted provided it meets spacing and size restrictions. All of the states have implemented regulations at least as restrictive as the Highway Beautification Act, including the prohibition on the construction of new billboards adjacent to federally-aided highways and the removal at the owner's expense and without any compensation of any illegal signs on such highways. The Highway Beautification Act, and the various state statutes implementing it, require the payment of just compensation whenever governmental authorities require legally erected and maintained billboards to be removed from areas adjacent to federally-aided highways.

     The states and local jurisdictions have, in some cases, passed additional and more restrictive regulations on the construction, repair, upgrading, height, size and location of outdoor advertising structures adjacent to federally-aided highways and other thoroughfares. Such regulations, often in the form of municipal building, sign or zoning ordinances, specify minimum standards for the height, size and location of billboards. In some cases, the construction of new billboards or relocation of existing billboards is prohibited. Some jurisdictions also have restricted the ability to enlarge or upgrade existing billboards, such as converting from wood to steel or from nonilluminated to illuminated structures, and/or restrict the reconstruction of billboards which are substantially destroyed as a result of storms or other causes. From time to time governmental authorities order the removal of billboards by the exercise of eminent domain. Thus far, the Company believes it has been able to obtain satisfactory compensation for any of its structures removed at the direction of governmental authorities, although there is no assurance that it will be able to continue to do so in the future.

     Amortization of billboards has also been adopted in varying forms in certain jurisdictions. In theory, amortization permits the billboard owner to operate its billboard as a non-conforming use for a specified period of time until it has recouped its investment, after which it must remove or otherwise conform its billboard to the applicable regulations at its own cost without any compensation. Amortization and other regulations requiring the removal of billboards without compensation have been subject to vigorous litigation in the state and federal courts and cases have reached differing conclusions as to the constitutionality of these regulations. Several municipalities in the Company's markets, including municipalities or townships in Houston, Kansas City and St. Louis, currently have amortization ordinances or regulations. In Houston, litigation is pending over the amortization and other provisions of the Houston Sign Code, and the city is currently not enforcing its amortization requirements. In other cities, amortization ordinances or regulations are not being enforced or have been held unconstitutional. There can be no assurance, however, that these ordinances or regulations will not be enforced in the future.

     In recent years, there have been movements to restrict billboard advertising of certain products, including tobacco and alcohol. Congress has passed no legislation at the federal level except legislation requiring health hazard warnings similar to those on cigarette packages and print advertisements. However, the Food and Drug Administration recently promulgated rules which, among other things, prohibit tobacco companies from advertising on billboards located within 1,000 feet of schools and playgrounds and limit other billboards which advertise tobacco products to black-and-white, text only formats, eliminating the use of color and images. Certain states in which the Company operates have historically prohibited the outdoor advertising of distilled spirits. In California, transit shelter advertising posters are maintained on public right of way, and most of the contracts prohibit tobacco and/or alcohol advertising. San Francisco has adopted an ordinance banning all tobacco and alcohol advertising on public property, but has "grandfathered" existing sales contracts through 2002. For each of the past three years, the California legislature has considered proposed legislation which would ban, or substantially limit, all tobacco advertising on outdoor advertising. While that legislation has not been passed, the proponents have publicly stated they will continue to attempt to have such bans/limitations enacted. It is uncertain whether additional legislation of this type will be enacted on the national level or in any of the Company's markets.

     Canadian Regulations. Outdoor advertising in Canada is subject to regulation at the federal, provincial and municipal levels. These regulations may prohibit outdoor signs advertising certain products in certain locations. For example, in Ontario, billboards and posters advertising liquor may not be placed within 200 meters of a primary or secondary school. A Federal Canadian law banning tobacco advertising was recently overturned by the courts. However, it is anticipated that new legislation may be introduced to regulate or restrict tobacco advertising. Currently the tobacco industry is operating under a voluntary advertising code. The placement of outdoor billboards and posters is primarily regulated at the provincial and local level. For example, Quebec regulates the placement of advertising adjacent to highways, as well as the language of outdoor signs.

     General. To date, regulations in the Company's markets have not materially adversely affected its operations. However, the outdoor advertising industry is heavily regulated and at various times and in various markets can be expected to be subject to varying degrees of regulatory pressure affecting the operation of advertising displays. Accordingly, although the Company's experience to date is that the regulatory environ-ment can be managed, no assurance can be given that existing or future laws or regulations will not materially adversely affect the Company.

ITEM 2.  PROPERTIES

     Outdoor Advertising Sites. The Company owns parcels of real property that serve as sites for its outdoor displays. In addition, the Company has perpetual easements on parcels of real property owned by third parties on which it has placed outdoor displays. The majority of the Company's advertising display sites are leased.

     The Company's leases are for varying terms ranging from month-to-month or year-to-year to terms of ten years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. The Company believes that an important part of its management activity is to manage its lease portfolio and negotiate suitable lease renewals and extensions.

     Office and Production Facilities. The Company's principal executive and administrative offices are located in Phoenix, Arizona, in a facility owned by the Company. A portion of this facility also is used for painting, poster prepasting and related production activities. Additionally, the Company owns the majority of the office and production facilities from which it operates in its United States and Canadian metropolitan markets.

     See also "Item 1 -- Business -- Markets."

ITEM 3.  LEGAL PROCEEDINGS

     The Company is party either as plaintiff or defendant to various actions, proceedings and pending claims, in the ordinary course of business. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against the Company. Although the ultimate amount for which the Company or its subsidiaries may be held liable with respect to matters where the Company is defendant is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

                                                                                          YEARS WITH
               NAME              AGE                       POSITION                        COMPANY
    ---------------------------  ---   -------------------------------------------------  ----------
    William S. Levine..........  65    Chairman of the Board and Director                     17
    Arthur R. Moreno...........  50    President, Chief Executive Officer and Director        13
    Wally C. Kelly.............  40    Senior Vice President                                  13
    Bill M. Beverage...........  46    Treasurer, Secretary and Chief Financial Officer        6

     Mr. Levine, a founder and principal stockholder of the Company, has been Chairman of the Board and a director of the Company since its formation. Mr. Levine has 17 years of experience in the outdoor advertising industry. He is an owner and officer of numerous privately-owned firms and commercial real estate operations. Since 1990, Mr. Levine has dedicated a substantial portion of his time to the Company's affairs.

     Mr. Moreno has served as the Company's President and Chief Executive Officer and has been a director of the Company since April 1984. Mr. Moreno has 24 years of experience in the outdoor advertising industry. From 1981 to 1984, Mr. Moreno served as President and General Manager of Gannett Outdoor of New Jersey. From 1979 to 1981, he was President and General Manager of Gannett Outdoor of Kansas City (Missouri). From 1973 to 1981, Mr. Moreno worked in Phoenix as a Vice President of Sales for Gannett Outdoor and its predecessor company. Mr. Moreno is also a director of Ugly Duckling, Inc.

     Mr. Kelly has been the Company's Senior Vice President since 1984. Mr. Kelly has 18 years of experience in the outdoor advertising business. From 1979 to 1984, Mr. Kelly worked for Whiteco Metrocom, Inc. in Tucson (1979 to 1981) as Sales Manager and in Chicago as Vice President of National Sales (1982 to 1984).

     Mr. Beverage has served as the Company's Controller since 1992, its Treasurer and Secretary since May 1993, and its Chief Financial Officer since October 1995. Mr. Beverage has 18 years of experience in the accounting departments of various outdoor advertising companies. From 1990 to 1992, he served as the Company's Atlanta real estate manager. From 1988 until 1990, he worked for Outdoor Today, Inc. in Atlanta (which was acquired by the Company in 1990) as a consultant and as its accounting manager. Prior to 1988, he worked for five years for Turner Outdoor Advertising in Atlanta and for four years for Creative Displays in Atlanta. From 1976 to 1979, he was an auditor for Arthur Young & Co. (now known as Ernst & Young).

     Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company effected the initial public offering of its Common Stock on April 24, 1996 at a price of $6.67 per share. The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "OSIA". The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market.

                           CALENDAR YEAR 1996                         HIGH        LOW
        ---------------------------------------------------------    -------    -------
        2nd Quarter (from April 24, 1996)........................     $16.78      $6.67
        3rd Quarter..............................................      31.50      15.25
        4th Quarter..............................................      33.00      23.00

     On March 27, 1997, the last reported sales price of the Common Stock on the Nasdaq National Market was $30.06 per share. As of March 27, 1997, there were approximately 53 shareholders of record of the Common Stock.

     The Company's Senior Credit facility prohibits the payment of cash dividends and other distributions.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below were derived from the audited consolidated financial statements of the Company for the five years ended December 31, 1996. The financial statements of the Company for the three years in the period ended December 31, 1996 and as of December 31, 1995 and 1996 were audited by Deloitte & Touche LLP, independent auditors, as indicated in their report included elsewhere herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein.

                                                                    YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    1992         1993         1994         1995         1996
                                                 ----------   ----------   ----------   ----------   ----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA(1):
  Net revenues(2)..............................  $   44,886   $   49,151   $   52,077   $   64,813   $  173,116
  Operating Expenses:
    Direct advertising expenses................      21,781       23,721       24,433       30,462       87,593
    General and administrative expenses........       2,238        2,777        3,357        4,096       13,458
    Depreciation and amortization..............      12,350       10,421        9,165        9,970       22,384
  Gain on the Atlanta and Denver
    Dispositions...............................          --           --        4,325           --        7,344
  Operating income.............................       8,517       12,232       19,447       20,285       57,025
  Interest expense.............................       9,526       11,894       16,393       17,199       32,489
  Income (loss) before extraordinary item and
    change in accounting principle(3)..........        (955)         111        1,333        2,768       14,336
  Net income (loss)............................       5,775       (3,176)       1,333        2,768       (3,444)
  Net income (loss) attributable to common
    stockholders...............................       1,937       (5,748)        (263)         307       (6,905)
  Net income (loss) per common share...........         .07         (.26)        (.01)         .01        (0.19)
  Shares used in per share computations........  28,267,380   22,228,834   21,096,379   25,424,078   35,263,336
OTHER DATA:
  EBITDA(4)....................................  $   20,867   $   22,653   $   24,287   $   30,255   $   72,065
  EBITDA margin(5).............................       46.5%        46.1%        46.6%        46.7%        41.6%
  Capital expenditures.........................  $    5,382   $    4,387   $    4,924   $    7,070   $    9,046
  Number of advertising displays...............      10,700       10,800       11,900       12,700       61,600(6)

BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital..............................  $    5,218   $   13,967   $   15,022   $    8,221   $   36,142
  Total assets.................................     129,651      129,433      151,260      138,213      933,455
  Total debt...................................     109,283      129,812      155,204      142,269      606,409
  Common stockholders' equity (deficiency).....     (23,769)     (28,811)     (29,074)     (28,767)     288,179

---------------
(1) During 1996, the Company completed certain acquisitions, including the Gannett Outdoor Acquisition, and consummated the Denver Disposition. In December 1994, the Company consummated the Atlanta Disposition. In addition, in 1993 the Company refinanced a substantial portion of its indebtedness with 10.75% Senior Notes. Accordingly, operating results are not necessarily comparable on a year-to-year basis. See "Management's Discussion and Analysis of Results of Operations and Financial Condition and Note 2 of the Consolidated Financial Statements."

(2) Net revenues are gross revenues minus agency commissions, plus other income of $1.0 million, $0.4 million and $6.1 million for the years ended December 31, 1994, 1995 and 1996, respectively.

(3) Deferred financing costs of $3.3 million and $17.8 million associated with borrowings which were retired or redeemed were charged as an extraordinary loss during 1993 and 1996, respectively. As of January 1, 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109

    Accounting for Income Taxes. SFAS No. 109 allows the income tax consequences resulting from the utilization of net operating loss carry forwards to be recorded as a deferred asset. The cumulative effect of this change in accounting principle was a one-time credit to income of $6.7 million in the first quarter of 1992.

(4) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense and, in 1994 and 1996, before the gain on the Atlanta and Denver Dispositions, respectively. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity, management understands that it is customarily used by certain investors as one measure to evaluate the financial performance of companies in the outdoor advertising industry.

(5) "EBITDA margin" is EBITDA stated as a percentage of net revenues.

(6) Does not include approximately 125,000 subway advertising display faces in New York City.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion of the consolidated results of operations of the Company for the three years ended December 31, 1996 and financial condition at December 31, 1996 should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes included elsewhere herein. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the need for additional funds, integration of future acquisitions, the ability of the Company to achieve certain cost savings, the management of growth and the popularity of outdoor advertising as an advertising medium.

GENERAL

     The performance of an outdoor advertising business, such as the Company, is measured by its ability to generate EBITDA. EBITDA is defined as operating income (loss) before interest, taxes, depreciation and amortization expense and, with respect to 1994 and 1996, before the gain on the Atlanta Disposition and the Denver Disposition, respectively. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company believes that EBITDA is accepted by the outdoor advertising industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of outdoor advertising companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

     Revenues are a function of both the occupancy of the Company's outdoor advertising display inventory (the amount of time that its display faces contain advertisements) and the rates that the Company charges for use of its display faces. Accordingly, the Company focuses its sales efforts on attaining an optimal "mix" of occupancy and rates in order to maximize revenues, and believes that there are opportunities for additional improvements to its occupancy and rate mix with respect to its entire inventory.

     Net revenues are gross revenues less commissions paid to advertising agencies that contract for the use of advertising display faces on behalf of advertisers plus other income arising from the Company's operations. Advertisers typically contract for advertising space through agencies, although in some cases the Company sells advertising space directly to local advertisers. Agency commissions are typically 15% of gross revenues on local sales and 16 2/3% of gross revenues on national sales. The Company measures its operating performance based upon percentages of net revenues rather than gross revenues.

     The Company's most significant operating expenses are direct advertising expenses and general and administrative expenses. Direct advertising expenses consist of rental payments to property owners for use of land on which advertising display faces are located, production expenses and selling expenses. Production expenses consist of salaries for operations personnel and real estate representatives, materials and supplies used in the preparation and display of advertising copy, annual permits, property taxes and other similar expenses. Selling expenses consist of salaries and commissions for salespeople, travel and entertainment relating to sales, sales administration and other similar expenses. The Company's general and administrative expenses consist of expenses related to accounting, administrative functions, insurance, bad debts and other similar expenses.

     The Company had Federal income tax net operating loss carryforwards of approximately $34.7 million as of December 31, 1996, which will expire over a period of years beginning in 2003. Although realization is not assured, management believes, based on operating results in 1996 and its expectations for the future, that the taxable income of the Company will more likely than not be sufficient to utilize all of the $34.7 million of net operating loss carryforwards prior to their ultimate expiration in 2011. However, there can be no assurances that the Company will generate taxable income in the future.

CERTAIN EFFECTS OF THE GANNETT OUTDOOR ACQUISITION

     On August 22, 1996, the Company purchased substantially all of the assets of Gannett Outdoor (the "Gannett Outdoor Acquisition"), including the stock of certain indirect subsidiaries of Gannett Co., Inc. ("Gannett")related to the outdoor division, for approximately $700.0 million in cash. The Company acquired from Gannett a total of approximately 40,000 advertising display faces consisting of 4,100 bulletins, 20,400 posters and 15,500 transit advertising displays (the Company also acquired approximately 125,000 subway advertising display faces in New York City) in 15 metropolitan markets in the United States and seven metropolitan markets in Canada. The Company financed the Gannett Outdoor Acquisition through a Senior Credit Facility, a Subordinated Credit Facility (the "Bridge Loan") and the sale on August 22, 1996, of 12,885,000 shares of common stock (the "Common Stock Offering"). Subsequent to the Gannett Outdoor Acquisition, the Company completed an offering of $250.0 million aggregate principal amount of its 9 3/8% Senior Subordinated Notes due 2006 (the "1996 Notes").

     Upon consummation of the Gannett Outdoor Acquisition, the Company immediately began implementing its cost savings and integration strategy, which included the consolidation of certain administrative, sales management and leasing management functions. This strategy has resulted in the reduction and consolidation of duplicative functions in (i) production and sales overhead,
(ii) production and administrative support, (iii) national sales and marketing support, and (iv) accounting and administrative areas. In addition, the Company has eliminated certain duplicative operations such as closing a production facility in Canada, consolidating sales offices in Toronto and closing Gannett Outdoor's corporate office.

     The Company had estimated that these measures would result in annual cost savings of approximately $33 million. Based upon the results of the Company's consolidation and cost savings efforts to date, the Company believes that annual cost savings will exceed the original estimates.

     In addition to the cost savings described above, the Company believes that it has also increased revenues in the Gannett Outdoor markets. The Company believes that it has achieved these revenue increases through changing the sales compensation system from one that was predominantly salary-based to a commission-based system. The Company believes that it has also increased revenues through streamlining the sales approval process and improving the utilization of the Gannett Outdoor billboard inventory. The Company believes that opportunities still exist to improve the operations acquired in the Gannett Outdoor Acquisition.

     While management believes that additional cost savings and revenue increases are achievable, the Company's ability to achieve such cost savings and revenue increases is uncertain and subject to numerous factors, many of which are beyond the Company's control. There can be no assurance that the Company will realize such additional cost savings and revenue increases or that the realization of such cost savings and revenue increases will not be delayed over an extended period of time.

RESULTS OF OPERATIONS

  COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1996

     Operating results for 1996 include the operations of the Gannett Outdoor Acquisition subsequent to August 23, 1996. Gross revenues increased by 160.0% from $74.7 million in 1995 to $194.2 million in 1996. Approximately 89.8% of this increase in gross revenues was attributable to the Gannett Outdoor Acquisition, with the remaining 10.2% of such increase in all other markets resulting primarily from increased inventory utilization.

     Agency commissions increased from $10.3 million in 1995 to $27.1 million in 1996 primarily as a result of the Gannett Outdoor Acquisition. As a percentage of gross revenues, agency commissions increased from 13.8% in 1995 to 14.0% in 1996 as a result of a slightly higher proportion of revenues generated through advertising agencies.

     Net revenues increased by 167.1% from $64.8 million in 1995 to $173.1 million in 1996, primarily as a result of the increase in gross revenues combined with an increase of other income from $0.4 million in 1995 to $6.1 million in 1996. Other income increased primarily due to the inclusion of license fee revenue from perpetual easements acquired in early 1996 and the inclusion of revenues from a printing operation acquired in connection with the Gannett Outdoor Acquisition.

     Direct advertising expenses increased from $30.5 million in 1995 to $87.6 million in 1996. Approximately 95.8% of this increase was attributable to the Gannett Outdoor Acquisition. As a percentage of net revenues, direct advertising expenses were approximately 47.0% in 1995 and 50.6% in 1996.

     General and administrative expenses increased from $4.1 million in 1995 to $13.5 million in 1996. Approximately 99.4% of this increase was due to the Gannett Outdoor Acquisition with the remaining increase primarily due to increased provisions for bad debts and increases in incentive and management compensation in 1996. As a percentage of net revenues, general and administrative expenses increased from 6.3% in 1995 to 7.8% in 1996.

     As a result of the above factors, EBITDA increased by 162.5% (138.2% before the gain on the Denver Disposition) from $30.3 million in 1995 to $79.4 million ($72.1 million before the gain on the Denver Disposition) in 1996.

     Depreciation and amortization expenses increased from $10.0 million in 1995 to $22.4 million in 1996, primarily due to the net increase in depreciation due to the Gannett Outdoor Acquisition which was offset in part by certain assets becoming fully depreciated during 1996. As a percentage of net revenues, depreciation and amortization expense decreased from 15.4% in 1995 to 12.9% in 1996.

     Interest expense increased from $17.2 million in 1995 to $32.5 million in 1996, as a result of interest expense related to obligations incurred in connection with the Gannett Outdoor Acquisition. As a percentage of net revenues, interest expense decreased from 26.5% in 1995 to 18.8% in 1996, primarily due to the increase in net revenues.

     Income before taxes and extraordinary item was approximately $3.1 million in 1995 and $24.5 million in 1996. Included in 1996 income before taxes and extraordinary item was a $7.3 million gain on the Denver Disposition. Disregarding the effect of this gain, income before taxes and extraordinary item increased from $3.1 million in 1995 to $17.2 million in 1996.

     The Company recorded an income tax provision of $0.3 million in 1995 and $10.2 million in 1996. The low effective tax rate in 1995 is the result of reversing a $1.1 million valuation allowance for deferred income taxes. See Note 11 to the Consolidated Financial Statements.

     The Company reported an extraordinary loss of $17.8 million, net of $9.8 million tax benefit, in 1996. Approximately $11.2 million of this extraordinary loss is a result of the redemption of the 10.75% Senior Notes, $5.7 million results from one time financing fees in connection with the Gannett Outdoor Acquisition and $0.9 million results from the redemption of subordinated notes.

     The foregoing factors contributed to the decrease of net income from net income of $2.8 million in 1995 to a net loss of $3.4 million in 1996.

  COMPARISON OF YEARS ENDED DECEMBER 31, 1994 AND DECEMBER 31, 1995

     Operating results for 1995 included a full twelve months of revenues from the operations of Capitol Outdoor Advertising, Inc. located in Atlanta, Georgia (the "1994 Acquisition"), which was completed in December 1994. Gross revenues increased by 26.3% from $59.2 million in 1994 to $74.7 million in 1995. Approximately 73% of this increase in gross revenues was attributable to the net increase in revenues from the 1994 Acquisition, with the remaining 27% of such increase resulting from increased revenues in all other markets. The inclusion of a full year of operating results from the 1994 Acquisition was the primary reason for the increases in agency commissions, direct advertising expenses, general and administrative expenses and EBITDA.

     Agency commissions increased by 27.5% from $8.1 million in 1994 to $10.3 million in 1995. As a percentage of gross revenues, agency commissions increased from 13.6% in 1994 to 13.8% in 1995 as a result of a slightly higher proportion of revenues generated through advertising agencies.

     Net revenues increased by 24.5% from $52.1 million in 1994 to $64.8 million in 1995, primarily as a result of the increase in gross revenues which was partially offset by the reduction of other income from $1.0 million in 1994 to $0.4 million in 1995.

     Direct advertising expenses increased by 24.7% from $24.4 million in 1994 to $30.5 million in 1995, primarily as a result of expenses associated with increased net revenues. As a percentage of net revenues, direct advertising expenses were approximately 47.0% in both 1994 and 1995.

     General and administrative expenses increased by 22.0% from $3.4 million in 1994 to $4.1 million in 1995, primarily due to increased provisions for bad debts and increases in incentive and management compensation in 1995. As a percentage of net revenues, general and administrative expenses decreased from 6.4% in 1994 to 6.3% in 1995, primarily due to increased net revenues.

     As a result of the above factors, EBITDA increased by 24.6% from $24.3 million in 1994 to $30.3 million in 1995.

     Depreciation and amortization expenses increased by 8.8% from $9.2 million in 1994 to $10.0 million in 1995, primarily due to the net increase in depreciation due to the 1994 Acquisition which was offset in part by certain assets becoming fully depreciated during 1995. As a percentage of net revenues, depreciation and amortization expense decreased from 17.6% in 1994 to 15.4% in 1995.

     Interest expense increased by 4.9% from $16.4 million in 1994 to $17.2 million in 1995, as a result of interest expense related to obligations incurred in connection with the 1994 Acquisition. As a percentage of net revenues, interest expense decreased from 31.5% in 1994 to 26.5% in 1995, primarily due to the increase in net revenues.

     Income before taxes and extraordinary item was approximately $3.1 million for both 1994 and 1995. Included in 1994 income before taxes and extraordinary item was a $4.3 million gain on the 1994 Disposal. Disregarding the effect of this gain, income before taxes and extraordinary item increased from a loss of $1.3 million in 1994 to income of $3.1 million in 1995.

     The Company recorded an income tax provision of $1.7 million in 1994 and $0.3 million in 1995. The low effective tax rate in 1995 is the result of reversing a $1.1 million valuation allowance for deferred income taxes. See Note 11 to the Consolidated Financial Statements.

     The foregoing factors contributed to the increase of net income by 107.7% from $1.3 million in 1994 to $2.8 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $8.2 million at December 31, 1995 and $36.1 million at December 31, 1996. The increase in working capital resulted primarily from working capital acquired in the Gannett Outdoor Acquisition, offset by an increase in accrued interest and current maturities relating to new debt associated with the Gannett Outdoor Acquisition.

     Net cash provided by operating activities increased by $29.6 million from $18.6 million during 1995 to $48.2 million during 1996, primarily due to increased net revenues resulting from the Gannett Outdoor Acquisition. Net cash used in investing activities increased from $6.3 million in 1995 to $754.1 million in 1996, primarily due to of the Gannett Outdoor Acquisition offset by proceeds from the Denver Disposition in 1996. Net cash provided by financing activities was $716.0 million in 1996 compared to net cash used in financing activities of $14.2 million in 1995, primarily due to borrowings under the Senior Credit Facility used to finance the Gannett Outdoor Acquisition, the completion of the initial public offering (the "IPO") of Common Stock in April 1996, the Common Stock Offering and the 1996 Notes.

     The Company made approximately $9.0 million of capital expenditures during 1996, an increase from approximately $7.1 million during 1995. Currently, the Company has no material commitments for capital expenditures, although it anticipates ongoing capital expenditures in the ordinary course of business, other than for acquisitions, will be approximately $18.0 million to $20.0 million in each of the next two years.

     The Company completed the IPO of 6,024,132 shares of its common stock on April 24, 1996, resulting in net proceeds to the Company of $36.6 million. The Company completed the Common Stock Offering on August 22, 1996, resulting in net proceeds to the Company of $283.2 million. In addition on August 22, 1996, the Company increased the revolving credit facility and term loans under its Senior Credit Facility up to $530.0 million and incurred the Bridge Loan of $180.0 million under the Subordinated Credit Facility. The proceeds from these financing activities were used to purchase substantially all the assets of Gannett Outdoor and the related fees and expenses and to redeem the $115.0 million 10.75% Senior Notes due 2003.

     In October 1996, the Company completed the 1996 Notes Offering. The proceeds from the 1996 Notes Offering were used to repay the Bridge Loan under the Subordinated Credit Facility and to repay a portion of the term loans under the Senior Credit Facility.

     The Company believes that, internally generated funds, and available borrowings under the Senior Credit Facility will be sufficient to satisfy its operating cash requirements for at least the next twelve to twenty-four months. The Company may, however, require additional capital to consummate significant acquisitions in the future and there can be no assurance that such capital will be available.

INFLATION

     Because a significant portion of the Company's costs are fixed, the Company does not believe that inflation has had or will have a material adverse effect on its operations. However, there can be no assurance that a high rate of inflation in the future will not have an adverse effect on the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS & SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
THE COMPANY:

Independent Auditors' Report..........................................................   17

Consolidated Balance Sheets as of December 31, 1995 and 1996..........................   18

Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995 and
  1996................................................................................   19

Consolidated Statements of Common Stockholders' Equity (Deficiency) for the Years
  Ended December 31, 1994, 1995 and 1996..............................................   20

Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and
  1996................................................................................   21

Notes to Consolidated Financial Statements............................................   22

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Outdoor Systems, Inc.
Phoenix, Arizona

     We have audited the accompanying consolidated balance sheets of Outdoor Systems, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of operations, common stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Outdoor Systems, Inc. and subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 14, 1997, except for Note 16 as to which the date is March 26, 1997

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995         1996
                                                                         --------     --------
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................................  $  1,739     $ 11,887
  Accounts receivable -- less allowance for doubtful accounts of $1,010
     and $5,398........................................................    10,971       56,975
  Prepaid land leases..................................................     1,691       10,938
  Other current assets, including amounts due from related parties of
     $62 and $385 (Notes 2 and 14).....................................       613       15,737
  Deferred income taxes (Note 11)......................................       415        1,637
                                                                         --------     --------
          Total current assets.........................................    15,429       97,174
PROPERTY AND EQUIPMENT -- Net (Notes 2, 3 and 5).......................   111,729      742,144
OTHER ASSETS (Note 2)..................................................       981       10,155
DEFERRED FINANCING COSTS -- Net (Notes 5 and 6)........................     4,275       24,151
DEFERRED INCOME TAXES (Note 11)........................................     5,255           --
GOODWILL -- Net (Note 2)...............................................       544       59,831
                                                                         --------     --------
TOTAL..................................................................  $138,213     $933,455
                                                                         ========     ========
                   LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
  Accounts payable.....................................................  $    642     $  8,323
  Accrued interest.....................................................     4,843        7,056
  Accrued expenses and other liabilities (Notes 4 and 12)..............     1,173       17,653
  Current maturities of long-term debt (Notes 3 and 5).................       550       28,000
                                                                         --------     --------
          Total current liabilities....................................     7,208       61,032
LONG-TERM DEBT (Notes 3 and 5).........................................   141,719      578,409
OTHER LONG-TERM OBLIGATIONS (Note 2)...................................       984        3,552
DEFERRED INCOME TAXES (Note 11)........................................        --        2,283
                                                                         --------     --------
          Total liabilities............................................   149,911      645,276
                                                                         --------     --------
COMMITMENTS AND CONTINGENCIES (Notes 2, 9, 10, 12 and 16)
COMMON STOCK -- Subject to put option (Note 8).........................     3,420           --
                                                                         --------     --------
REDEEMABLE PREFERRED STOCK (Note 8)....................................    13,649           --
                                                                         --------     --------
COMMON STOCKHOLDERS' EQUITY (DEFICIENCY) (Notes 2 and 9):
  Common stock, $.01 par value -- authorized, 60,000,000 shares; issued
     and outstanding, 21,096,379 and 40,155,631 shares.................         4          402
  Additional paid-in capital...........................................        --      316,988
  Accumulated deficit..................................................   (24,718)     (25,275)
  Treasury stock at cost -- 11,475,554 shares..........................    (4,053)      (4,053)
  Foreign currency translation adjustment..............................        --          117
                                                                         --------     --------
          Total common stockholders' equity (deficiency)...............   (28,767)     288,179
                                                                         --------     --------
TOTAL..................................................................  $138,213     $933,455
                                                                         ========     ========

                See notes to consolidated financial statements.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1994         1995         1996
                                                             ----------   ----------   ----------
REVENUES:
  Outdoor advertising (Note 13)............................  $   59,150   $   74,690   $  194,183
  Less agency commissions..................................       8,073       10,294       27,136
                                                             ----------   ----------   ----------
          Total............................................      51,077       64,396      167,047
  Lease, printing and other revenues.......................       1,000          417        6,069
                                                             ----------   ----------   ----------
          Net revenues.....................................      52,077       64,813      173,116
                                                             ----------   ----------   ----------
OPERATING EXPENSES:
  Direct advertising -- including $139, $139 and $139 to
     related parties (Note 14).............................      24,433       30,462       87,593
  General and administrative -- including $354, $385 and
     $450 to related parties (Note 14).....................       3,357        4,096       13,458
  Depreciation and amortization............................       9,165        9,970       22,384
                                                             ----------   ----------   ----------
          Total operating expenses.........................      36,955       44,528      123,435
                                                             ----------   ----------   ----------
GAIN ON ATLANTA AND DENVER DISPOSITIONS (Note 2)...........       4,325           --        7,344
                                                             ----------   ----------   ----------
OPERATING INCOME (Note 13).................................      19,447       20,285       57,025
INTEREST EXPENSE (Note 5)..................................      16,393       17,199       32,489
                                                             ----------   ----------   ----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS..........       3,054        3,086       24,536
INCOME TAXES (Note 11).....................................       1,721          318       10,200
                                                             ----------   ----------   ----------
INCOME BEFORE EXTRAORDINARY LOSS...........................       1,333        2,768       14,336
EXTRAORDINARY LOSS (Note 6)................................          --           --      (17,780)
                                                             ----------   ----------   ----------
NET (LOSS) INCOME..........................................       1,333        2,768       (3,444)
LESS STOCK DIVIDENDS, ACCRETIONS AND DISCOUNT ON
  REDEMPTIONS (Note 8).....................................       1,596        2,461        3,461
                                                             ----------   ----------   ----------
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS......  $     (263)  $      307   $   (6,905)
                                                             ----------   ----------   ----------
NET (LOSS) INCOME PER COMMON AND EQUIVALENT SHARE (Note 1):
  Income (loss) before extraordinary loss..................  $     (.01)  $      .01   $      .31
  Extraordinary loss.......................................          --           --         (.50)
                                                             ----------   ----------   ----------
NET (LOSS) INCOME PER COMMON SHARE.........................  $     (.01)  $      .01   $     (.19)
                                                             ----------   ----------   ----------
WEIGHTED AVERAGE NUMBER OF SHARES..........................  21,096,379   25,424,078   35,263,336
                                                             ----------   ----------   ----------

                See notes to consolidated financial statements.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------
                                                                      1994           1995           1996
                                                                   ----------     ----------     ----------
COMMON STOCK OUTSTANDING: Shares:
  Balance, beginning of year.....................................     397,119     21,096,379     21,096,379
  Stock splits...................................................  20,699,260             --      7,691,862
  Initial public offering (Note 2)...............................          --             --      2,677,390
  Secondary offering.............................................          --             --      8,690,000
                                                                   ----------     ----------     ----------
  Balance, end of year...........................................  21,096,379     21,096,379     40,155,631
                                                                   ----------     ----------     ----------
COMMON STOCK OUTSTANDING: Amount:
  Balance, beginning of year.....................................  $        4     $        4     $        4
  Stock splits...................................................          --             --            284
  Initial public offering (Note 2)...............................          --             --             27
  Secondary offering (Note 2)....................................          --             --             87
                                                                   ----------     ----------     ----------
  Balance, end of year...........................................  $        4     $        4     $      402
                                                                   ----------     ----------     ----------
ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of year.....................................  $       --     $       --     $       --
  Stock splits...................................................          --             --           (284)
  Initial public offering (Note 2)...............................          --             --         36,617
  Secondary offering (Note 2)....................................          --             --        283,135
  Common/preferred stock accretion...............................          --             --         (2,480)
                                                                   ----------     ----------     ----------
  Balance, end of year...........................................  $       --     $       --     $  316,988
                                                                   ----------     ----------     ----------
ACCUMULATED DEFICIT:
  Balance, beginning of year.....................................  $  (24,762)    $  (25,025)    $  (24,718)
  Common/preferred stock accretion...............................        (714)        (1,507)          (688)
  Dividend on exchangeable preferred stock.......................         (82)           (82)          (293)
  Cash dividends.................................................        (800)          (872)            --
  Cancellation of put option on common stock.....................          --             --          3,868
  Net income (loss)..............................................       1,333          2,768         (3,444)
                                                                   ----------     ----------     ----------
  Balance, end of year...........................................  $  (25,025)    $  (24,718)    $  (25,275)
                                                                   ----------     ----------     ----------
COMMON STOCK IN TREASURY: Amount
  Balance........................................................  $   (4,053)    $   (4,053)    $   (4,053)
                                                                   ----------     ----------     ----------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT..........................  $       --     $       --     $      117
                                                                   ----------     ----------     ----------
TOTAL COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)...................  $  (29,074)    $  (28,767)    $  288,179
                                                                   ==========     ==========     ==========

                See notes to consolidated financial statements.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                         -----------------------------------
                                                                                           1994         1995         1996
                                                                                         --------     --------     ---------
OPERATING ACTIVITIES:
  Net (loss) income....................................................................  $  1,333     $  2,768     $  (3,444)
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Extraordinary loss.................................................................        --           --        27,615
    Gain on sale of land...............................................................        --         (417)           --
    Gain on disposals..................................................................    (4,325)                    (7,344)
    Deferred taxes.....................................................................     1,324           90        (1,714)
    Depreciation and amortization......................................................     9,165        9,970        22,384
    Allowance for doubtful accounts....................................................       792          761         2,492
    Other..............................................................................       383          363         3,664
  Changes in net assets and liabilities -- net of effects from acquisitions and disposals (Note 2):
    Accounts receivable................................................................     1,092        4,539          (767)
    Other current assets...............................................................       704        2,486            74
    Accrued interest...................................................................       187          (84)        2,216
    Accounts payable and other liabilities.............................................       850       (1,924)        3,023
                                                                                         --------     --------     ---------
        Net cash provided by operating activities......................................    11,505       18,552        48,199
                                                                                         --------     --------     ---------
INVESTING ACTIVITIES:
  Acquisition of Gannett Outdoor, net of cash overdraft acquired.......................        --           --      (712,545)
  Acquisition of Gannett Houston.......................................................        --           --       (12,174)
  Capital expenditures.................................................................    (4,924)      (7,070)       (9,046)
  Proceeds from sale of land...........................................................                    769
  Other acquisitions...................................................................   (44,347)          --        (1,817)
  Net proceeds from disposals..........................................................    21,715           --         3,049
  Acquisition of perpetual easements...................................................        --           --       (21,525)
                                                                                         --------     --------     ---------
        Net cash used in investing activities..........................................   (27,556)      (6,301)     (754,058)
                                                                                         --------     --------     ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt.............................................    39,252       10,679       846,853
  Tender for 10.75% notes..............................................................        --           --      (128,205)
  Principal payments on debt and capital leases........................................   (20,726)     (23,977)     (269,893)
  Increase in deferred financing fees..................................................        --           --       (35,952)
  Cash dividends paid on preferred stock...............................................      (800)        (872)         (293)
  Redemption of preferred and exchangeable preferred stock.............................        --           --       (16,369)
  Issuance of common stock.............................................................        --           --       319,866
                                                                                         --------     --------     ---------
        Net cash provided by (used in) financing activities............................    17,726      (14,170)      716,007
                                                                                         --------     --------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................................     1,675       (1,919)       10,148
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................................     1,983        3,658         1,739
                                                                                         --------     --------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............................................  $  3,658     $  1,739     $  11,887
                                                                                         ========     ========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest...........................................................................  $ 14,095     $ 16,162     $  27,519
                                                                                         ========     ========     =========
    Income taxes.......................................................................  $    343     $    227     $     275
                                                                                         ========     ========     =========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  In conjunction with acquisitions described in Note 2, liabilities were assumed as follows:
    Fair value of assets acquired......................................................  $ 45,696     $     --     $ 728,848
    Cash paid..........................................................................   (42,636)          --       707,980
                                                                                         --------     --------     ---------
  Liabilities assumed and incurred and issuance of notes payable.......................  $  3,060     $     --     $  20,868
                                                                                         ========     ========     =========
  Accretion of common and preferred stock..............................................  $    714     $  1,507     $      --
                                                                                         ========     ========     =========
  Accrued dividends on exchangeable preferred stock....................................  $     82     $     82     $      --
                                                                                         ========     ========     =========
  Additional obligation on CSX transaction (Note 2)....................................  $     --     $     --     $   2,198
                                                                                         ========     ========     =========
  Write-off of deferred financing costs (Note 6).......................................  $     --     $     --     $  14,073
                                                                                         ========     ========     =========
  Note receivable on Denver Disposition................................................  $     --     $     --     $   6,440
                                                                                         ========     ========     =========

                See notes to consolidated financial statements.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization -- Outdoor Systems, Inc. was incorporated on February 22, 1980, and is engaged principally in the rental of advertising space on outdoor advertising structures in 22 metropolitan markets in the United States and seven metropolitan markets in Canada.

     Principles of consolidation -- The consolidated financial statements include the accounts of Outdoor Systems, Inc. and its subsidiaries (collectively, the "Company"), including its Canadian subsidiary Mediacom, Inc. ("Mediacom"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Significant accounting policies are as follows:

     a. Cash and cash equivalents -- The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

     b. Property and equipment are recorded at cost. Normal maintenance and repair costs are expensed. Improvements which extend the life or usefulness of an asset are capitalized. Depreciation is computed principally on a straight-line method based upon the following useful lives:

        Buildings.......................................................   25-32 years
        Advertising structures..........................................    5-20 years
        Vehicles........................................................     3-5 years
        Furniture and fixtures..........................................       5 years
        Perpetual easements.............................................      40 years

     c. Deferred financing costs are amortized using the effective interest method over the terms of the related loans.

     d. Intangibles include the excess purchase price over net assets acquired and are amortized over 15 to 30 year periods. Amortization expense was $47,000, $47,000 and $713,000 in 1994, 1995 and 1996, respectively.

     e. Revenue recognition -- The Company recognizes revenue from advertising contracts when billed, which is on a straight-line pro rata monthly basis in accordance with contract terms. Costs associated with providing service for specific contracts are expensed as incurred, although such contracts generally extend beyond one month. Other revenue represents license fees from perpetual easements and revenues from a printing operation.

     f. Net income (loss) per share -- Primary income (loss) per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding during each year and includes shares issuable upon exercise of stock options. Such amounts have been adjusted to reflect the 36.4535 for 1, 3 for 2 and 3 for 2 stock splits on April 17, 1996, July 22, 1996 and November 22, 1996, respectively.

     g. Impairment of long-lived assets -- On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to Be Disposed Of. In accordance with the provisions of SFAS No. 121, the Company reviews the carrying values of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. The adoption of SFAS No. 121 had no effect on the December 31, 1996 consolidated financial statements.

     h. Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES
reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

     i. Stock-based compensation -- In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company uses the intrinsic value based method prescribed by the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. A summary of the pro forma effects on reported income from continuing operations and earnings per share for 1996, as if the fair value based method of accounting defined in SFAS No. 123 had been applied is included in Note 9 to these consolidated financial statements. Such information is not presented for 1995 and 1994 because no options were issued in such years.

     j. Environmental remediation costs -- The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

     k. New accounting pronouncement -- Beginning in 1997, the Company will be required to implement SFAS No. 128 "Earnings Per Share" which requires, among other matters, presentation of basic earnings per share, which is calculated utilizing only weighted average common shares outstanding.

     l. Reclassifications -- Certain reclassifications were made to the 1994 and 1995 financial statements to conform with the 1996 presentation.

2. OFFERINGS AND ACQUISITIONS

COMPLETION OF INITIAL PUBLIC OFFERING

     On April 24, 1996, the Company completed its Initial Public Offering ("IPO") by selling 6,024,132 shares of its common stock. The Company received proceeds of approximately $36,644,000 net of underwriting discounts and commissions and offering expenses of approximately $3,517,000.

GANNETT OUTDOOR ACQUISITION

     On August 22, 1996, the Company purchased substantially all of the billboard and transit advertising operations of the Outdoor Advertising Division ("Gannett Outdoor") or (the "Gannett Outdoor Acquisition") of Gannett Co., Inc., for approximately $712,545,000 ($707,980,000 before cash overdraft acquired of $4,565,000). The Company also acquired an option to acquire the Gannett Outdoor operations in Houston ("Gannett Houston"), which option was exercised on November 14, 1996 for $12,174,000. The principal assets of Gannett Outdoor and Gannett Houston were approximately 40,000 advertising display faces consisting of bulletins, posters and transit advertising displays (the Company also acquired approximately 125,000 subway advertising display faces in New York
City) in and around New York, Los Angeles, Chicago, Philadelphia, San Francisco, Detroit, Sacramento, St. Louis, Denver, San Diego, New Haven, Houston, Kansas City, Grand Rapids, Flint and Rochester and in various locations in New Jersey and Canada.

     The Company financed the acquisition through a Senior Credit Facility, a Subordinated Credit Facility ("Bridge Loan") and the sale on August 22, 1996 of 12,885,000 shares of common stock for which it received proceeds of approximately $283,222,000 net of underwriting discounts and commissions and offering expenses of approximately $13,133,000. In October 1996, the Company sold $250,000,000 of 9 3/8% Senior Subordinated

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

Notes due 2006 (the "1996 Notes"). The proceeds from this offering were used to repay all borrowings under the Bridge Loan and to partially repay amounts outstanding under the Senior Credit Facility (Note 5).

     The acquisition was accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. The acquisition resulted in goodwill of $60,000,000 which represents the excess of the purchase price over the fair value of the assets which amount will be amortized on a straight-line basis over 30 years. The Company is continuing its evaluation of the fair value of the Gannett Outdoor Acquisition and further adjustments to the purchase price may be made.

DENVER DISPOSITION

     In connection with the Gannett Outdoor Acquisition, on August 8, 1996, the Company sold substantially all of its existing billboard assets in Denver ("Denver Disposition") to an unrelated party for $2,760,000 in cash and a $6,440,000 9% promissory note due November 8, 2006, which is included in other assets. The Denver Disposition resulted in a gain of $7,344,000.

OTHER 1996 ACQUISITIONS

     On May 22, 1996, the Company completed the acquisition of perpetual easements located on real property and leased to independent outdoor advertising companies from CSX Realty Development Corporation ("CSX") for $21,525,000 in cash and certain future payments in an aggregate amount not to exceed $10,000,000 payable over a period of ten years beginning no later than the year 2006. The exact amount and timing of such payments is to be determined based upon the results of the Company's operation of the easements. The cost of the perpetual easements is included in property and equipment and will be amortized on a straight-line basis over 40 years.

     In April 1996, the Company acquired all of the stock of Decade Communications Group, Inc. (the "Bench Ad Acquisition"), which owned approximately 5,300 bus benches in the Denver metropolitan area for a purchase price of approximately $1,817,000. The acquisition was accounted for as a purchase and the results of operations of the Bench Ad Acquisition are included in these financial statements from the date of acquisition.

ATLANTA ACQUISITION AND DISPOSITION

     On December 19, 1994, the Company acquired the assets of Capitol Outdoor Advertising, Inc. (the "1994 Acquisition") located in Atlanta, Georgia for cash of $44,347,000. This acquisition has been accounted for using the purchase method of accounting, and the results of operation have been included in the consolidated financial statements subsequent to the acquisition. As a condition of allowing the 1994 Acquisition, the United States Justice Department required the Company to sell substantially all the operating assets of its business then operating in Atlanta (the "Atlanta Disposition"). This disposal was effective December 19, 1994 and the resulting gain on sale of $4,325,000 is included in income for 1994.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA INFORMATION

     The following table summarizes unaudited pro forma operating results for the Company for the two years in the two-year period ended December 31, 1996, assuming that the Gannett Outdoor Acquisition and other 1996 acquisitions and the Denver Disposition had occurred at the beginning of the applicable year and after giving effect to financing costs and purchase accounting adjustments.

                                                                       1995         1996
                                                                     ---------    ---------
                                                                     (DOLLARS IN THOUSANDS)
    Consolidated net revenues......................................  $ 314,386    $ 335,826
                                                                      ========     ========
    Income before extraordinary loss...............................  $   5,005    $  14,173
                                                                      ========     ========
    Net income.....................................................  $   5,005    $  13,329
                                                                      ========     ========
    Income attributable to common stockholders.....................  $   2,544    $   9,868
                                                                      ========     ========
    Net income per common share....................................  $     .07    $     .23
                                                                      ========     ========

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                                       1995         1996
                                                                     --------     --------
                                                                          (DOLLARS IN
                                                                          THOUSANDS)
    Advertising structures and display leases......................  $153,080     $736,731
    Perpetual land easements.......................................        --       24,428
    Vehicles.......................................................     1,832        5,796
    Furniture and fixtures.........................................     2,654        8,859
    Buildings......................................................     4,747       15,934
    Land...........................................................     6,628       15,881
    Other..........................................................       481        8,963
                                                                     --------     --------
    Total..........................................................   169,422      816,592
    Less accumulated depreciation..................................    57,693       74,448
                                                                     --------     --------
    Property and equipment -- net..................................  $111,729     $742,144
                                                                     ========     ========

     Advertising structures include $163,704 allocated to display leases related to such advertising structures.

     The Company has granted a security interest in substantially all of its assets to lenders in connection with the Senior Credit Facility.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

4. ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities is comprised of the following at December 31:

                                                                         1995       1996
                                                                        ------     -------
                                                                           (DOLLARS IN
                                                                            THOUSANDS)
    Accrued payroll, payroll taxes and severance......................  $  922     $ 7,118
    Percentage lease payments.........................................      --       2,206
    Other liabilities assumed in Gannett acquisition..................      --       3,272
    Customer deposits.................................................      --         909
    Unearned revenue..................................................      --         796
    Taxes.............................................................      90         422
    Other.............................................................     161       2,930
                                                                        ------     -------
                                                                        $1,173     $17,653
                                                                        ======     =======

5. LONG-TERM DEBT

     Long-term debt consists of the following at December 31:

                                                                       1995         1996
                                                                     --------     --------
                                                                          (DOLLARS IN
                                                                          THOUSANDS)
    Senior Credit Facility.........................................  $ 21,000     $356,348
    9 3/8% Senior Subordinated Notes...............................        --      250,000
    10.75% Senior Notes............................................   114,670           15
    Other..........................................................     6,599           46
                                                                     --------     --------
    Total..........................................................   142,269      606,409
    Less current maturities........................................       550       28,000
                                                                     --------     --------
    Long-term debt -- net..........................................  $141,719     $578,409
                                                                     ========     ========

     At December 31, 1996, the Company was in compliance with the covenants of its debt agreements.

SENIOR CREDIT FACILITY

     The Senior Credit Facility, dated October 22, 1996, consists of 1) a U.S. Dollar senior revolving line of credit facility of up to $125,000,000 including a $35,000,000 letter of credit subfacility ("United States Revolver"), and a Canadian Dollar ("C$") senior revolving line of credit facility ("Canadian Revolver") of up to C$35,000,000 including a C$7,000,000 letter of credit sub-facility; 2) a $240,000,000 and $10,000,000 Senior Secured U.S. Dollar Term Loans A and B, respectively; and, 3) C$48,000,000 and $40,000,000 Senior Secured Canadian Term Loans A and B, respectively. The Company has issued letters of credit totaling $28,876,000 at December 31, 1996. Availability under the Senior Credit Facility totaled approximately $90,000,000 at December 31, 1996.

     The commitment of the lenders under the United States Revolver will be reduced annually on December 31st of each year by $20,000,000 during 1998 and 1999, $25,000,000 during 2000 and $30,000,000 during 2001 and 2002. The commitment under the Canadian Revolver will be reduced annually on December 31st of each year by C$5,000,000 during 1999-2001 and C$20,000,000 during 2002. The
United States Term Loan A commitment will reduce in equal quarterly installments commencing on March 31, 1997, with annual amortization of $24,000,000 during 1997, $36,000,000 during 1998, $45,000,000 during 1999, $55,000,000 during 2000,
$50,000,000 during 2001, and $30,000,000 during 2002. The Canadian Term Loan A commitment will reduce in equal quarterly installments commencing on March 31, 1997, with annual amortization of C$4,800,000 during 1997, C$7,200,000 during 1998, C$9,000,000 during 1999, C$11,000,000 during 2000,

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

C$10,000,000 during 2001 and C$6,000,000 during 2002. The United States Term Loan B commitment will reduce in equal quarterly installments commencing on March 31, 1997, with annual amortization of $100,000 during 1997-2000, $1,000,000 during 2001, $3,100,000 during 2002, and $5,500,000 during 2003. The
Canadian Term Loan B commitment will reduce in equal quarterly installments commencing on March 31, 1997, with annual amortization of $400,000 during 1997-2000, $4,400,000 during 2001, $12,000,000 during 2002, and $22,000,000 during 2003.

     The United States and Canadian Revolvers and United States and Canadian Term Loans A bear interest at the bank's base rate (8.25% at December 31, 1996) plus 0.125% to 1.75% or LIBOR (5.53% at December 31, 1996) plus 1.125% to 2.75%, based on the Company's total leverage ratio. The United States and Canadian Term Loans B bear interest at the base rate plus 1.75% to 2% or LIBOR plus 2.75% to 3%, based on the Company's total leverage ratio.

     The Company's obligations under the Senior Credit Facility are secured by a first perfected lien on substantially all of the present and future assets of the Company and a pledge of the Company's equity interest in its subsidiaries provided that the United States facilities will only be secured by two thirds of the stock of Mediacom. The Canadian facilities will be guaranteed by Mediacom's subsidiaries, the Company and each of the Company's subsidiaries.

     Under the Senior Credit Facility, among other things, conditions of default arise if tobacco advertisement revenues exceed 15% of consolidated gross revenues for any four consecutive quarters. The credit facility also places limitations on the Company's acquisitions, dispositions, asset swaps, stock repurchases, and capital expenditures, and requires the Company to comply with financial covenants concerning leverage, interest coverage, fixed charges and minimum cash flows.

9 3/8% SENIOR SUBORDINATED NOTES

     In October 1996, the Company completed the sale of $250,000,000 of 9 3/8% Senior Subordinated Notes due 2006 (the "1996 Notes"). The net proceeds of the 1996 Notes were used to repay the Bridge Loan and to reduce amounts borrowed under the Senior Credit Facility and to pay related fees and expenses. The 1996 Notes represent general unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company and are senior to all subordinated indebtedness of the Company.

     Under the 1996 Notes, among other things, the Company is restricted in its ability to incur additional indebtedness, make certain investments, create liens, enter into transactions with affiliates, issue stock of a restricted subsidiary, enter into sale and leaseback transactions, merge or consolidate the Company, and transfer or sell assets. The Company is prohibited from paying cash dividends and distributions.

     The annual maturities of long-term debt at December 31, 1996 are as follows:

                                                                        (DOLLARS IN THOUSANDS)
                                                                        ----------------------
    1997..............................................................         $ 28,000
    1998..............................................................           61,785
    1999..............................................................           59,679
    2000..............................................................           67,133
    2001..............................................................           58,939
    Thereafter........................................................          330,873
                                                                               --------
              Total...................................................         $606,409
                                                                               ========

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

6. EXTRAORDINARY LOSS ARISING FROM EARLY EXTINGUISHMENT OF DEBT

     The extraordinary loss arising from the early extinguishment of debt consisted of the following:

                                                                        (DOLLARS IN THOUSANDS)
                                                                        ----------------------
    Redemption of subordinated debt subsequent to IPO.................         $  1,415
    Redemption of 10.75% Senior Notes:
      Tender offer....................................................           13,542
      Deferred debt costs.............................................            3,802
    Bridge Redeemable Preferred Stock and Bridge Loan
      financing costs.................................................            8,856
                                                                                -------
    Total.............................................................           27,615
    Less related tax benefit..........................................           (9,835)
                                                                                -------
              Total extraordinary loss................................         $ 17,780
                                                                                =======

     In connection with the IPO, the Company redeemed $6,583,000 principal amount of subordinated debt that had a carrying value of $6,099,000 for $7,514,000 in cash, resulting in an extraordinary loss of $1,415,000.

     In order to facilitate the financing of the Gannett Outdoor Acquisition, the Company purchased, pursuant to a tender offer (the "Debt Tender Offer"), all but $15,000 aggregate principal amount of its outstanding 10.75% Senior Notes due 2003 (the "Senior Notes"). The aggregate consideration paid by the Company in the Debt Tender Offer of $1,116.25 per $1,000 principal amount of Senior Notes, plus expenses associated therewith, resulted in an extraordinary loss from debt extinguishment of $13,542,000.

     In connection with the Gannett Outdoor Acquisition, the Company entered into long-term bridge financing commitments for the Bridge Loan and redeemable preferred stock. Such commitment fees and bridge loan issuance costs aggregated $8,949,000. The commitment on the redeemable preferred stock was canceled at the date of the Gannett Outdoor Acquisition and the Bridge Loan was repaid with the net proceeds of the offering of the 1996 Notes resulting in an extraordinary loss of $8,856,000.

7. FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

          The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments. The carrying amount of variable rate long-term debt instruments is estimated to approximate fair values as the underlying agreements have been recently negotiated and rates are tied to short-term indices.

          The 1996 Notes are estimated to approximate market value as the trade price of those notes approximates par value at December 31, 1996. Other fixed rate long-term debt instruments are estimated to approximate fair values as actual rates are consistent with rates estimated to be currently available for debt of similar terms and remaining maturities.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

8. OTHER EQUITY MATTERS

     Redeemable preferred stock at December 31, 1995 consisted of the following:

                                                                        (DOLLARS IN THOUSANDS)
                                                                        ----------------------
    Exchangeable Preferred Stock, 10% cumulative dividend, $1 par
      value -- authorized, issued and outstanding, 24,235 shares......         $ 3,504
    Class A Preferred Stock, $1 par value -- authorized, issued and
      outstanding, 40,000 shares......................................           5,526
    Class B Preferred Stock, 9% cumulative, $1 par
      value -- authorized, 5,000 shares; issued and outstanding, 4,619
      shares..........................................................           4,619
                                                                               -------
              Total redeemable preferred stock........................         $13,649
                                                                               =======

     In connection with the IPO, the Company redeemed all of its outstanding preferred stock for approximately $16,369,000.

     In 1990, the Company issued common stock in connection with the financing of an acquisition under which the Company was required to redeem the common stock at a redemption price based upon the appraised value of the common stock as of the redemption date. Because this common stock was subject to redemption at the option of the holder, the Company accreted the stock to its estimated appraised value over the redemption period based upon annual estimates of value determined as a multiple of cash flow. Accretion was calculated on a straight-line basis and was charged directly to stockholders' deficit. At the date of the IPO, the common stock was sold by the holders and the related put options were terminated. Accordingly, amounts aggregating $3,868,000 were credited to paid-in capital.

9. STOCK OPTIONS

     The Company applies APB No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation expense has been recognized for its stock-based compensation plan. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed in SFAS No. 123, the Company's net income and earnings per share for the year ended December 31, 1996 would have been reduced by approximately $1,366,200, or $0.04 per share. The fair value of the options granted during 1996 is estimated as $2,277,000 on the date of grant using an option-pricing model with the following assumptions: dividend yield 0%, volatility of 62.0%, an average risk-free interest rate of 6.0%, assumed forfeiture rate of 0%, and an average expected life of three years.

     The following is a summary of changes in outstanding options:

                                                               NUMBER OF         EXERCISE
                                                                SHARES            PRICE
                                                               ---------     ----------------
    Outstanding at December 31, 1994.........................  4,476,204      $0.05 to $0.83
    Granted..................................................         --            --
    Cancelled or expired.....................................         --            --
    Exercised................................................         --            --
                                                               ---------
    Outstanding at December 31, 1995.........................  4,476,204      $0.05 to $0.83
    Granted..................................................  2,065,293     $6.67 to $23.00
    Cancelled or expired.....................................         --            --
    Exercised................................................   (150,000)         $0.83
                                                               ---------
    Outstanding at December 31, 1996.........................  6,391,497     $0.05 to $23.00
                                                               ---------
    Exercisable at December 31, 1996.........................  4,326,204      $0.05 to $0.83
                                                               ---------

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

     The following table summarizes information concerning currently outstanding and exercisable options:

                                     OPTIONS OUTSTANDING
                    -----------------------------------------------------           OPTIONS EXERCISABLE
                                    WEIGHTED AVERAGE                          --------------------------------
   RANGE OF           NUMBER           REMAINING         WEIGHTED AVERAGE       NUMBER        WEIGHTED AVERAGE
EXERCISE PRICES     OUTSTANDING     CONTRACTUAL LIFE      EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
---------------     -----------     ----------------     ----------------     -----------     ----------------
    $  0.05          3,464,706                N/A             $ 0.05            3,464,706          $ 0.05
    $  0.83            861,498                N/A             $ 0.83              861,498          $ 0.83
    $  6.67          2,052,113          9.3 years             $ 6.67                   --              --
    $ 23.00             13,180          9.7 years             $23.00                   --              --
                     ---------                                                  ---------
                     6,391,497                                                  4,326,204
                     =========                                                  =========

     The options issued prior to January 1, 1996 are fully exercisable and have no expiration date. Options issued during 1996 vest ratably over a four year period and expire in 2006.

10. BENEFIT PLANS

     The Company had established an Incentive Plan (the "Plan") covering certain managers and key employees. Incentive Awards ("Awards") were made under the Plan in the form of shares of phantom stock based on the individual's performance. Awards were valued each year based upon the estimated value of the Company. The awards are vested at the date of grant and any increases in value vested over a four year period. For the years ended December 31, 1994, 1995 and 1996, the Company charged earnings for compensation expense of $218,000, $304,000 and $159,000, respectively. In connection with the IPO, effective January 1, 1996, the Company ceased allocating amounts to the accounts maintained under the Incentive Plan. The Company offered to each current employee who is a participant in the Incentive Plan the alternative of having their account settled in cash, in shares of the common stock of the Company, or both, with actual distributions of cash or common stock subject to both vesting requirements and terms and conditions similar to those under which distributions would have been made under the Incentive Plan. To the extent participants elected to settle their accounts in common stock, the Company issued (subject to the vesting requirements and distribution terms and conditions) to such participants options to purchase common stock at the initial public offering price.

     The Company has a 401(k) savings plan under which it has the discretion of making contributions as a percentage of employee contributions. For the years ended December 31, 1994, 1995 and 1996, the Company's contributions to the 401(k) plan were $49,000, $56,000 and $63,000, respectively.

11. INCOME TAXES

     The provision (benefit) for income taxes is comprised of the following for the years ended December 31,

                                                                 1994      1995      1996
                                                                ------     ----     -------
                                                                  (DOLLARS IN THOUSANDS)
    Current:
      Federal.................................................  $  179     $ 50     $   108
      State -- including franchise taxes......................     218      177         182
                                                                ------     ----     -------
    Total current.............................................     397      227         290
    Deferred..................................................   1,324       91       9,910
                                                                ------     ----     -------
    Total income tax provisions...............................  $1,721     $318     $10,200
                                                                ======     ====     =======

     The Company has federal net operating loss carryforwards of approximately $34,693,000 as of December 31, 1996. These net operating loss carryforwards expire as follows: $1,189,000 (2003), $3,494,000 (2004),

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

$4,308,000 (2005), $4,104,000 (2006), $1,193,000 (2007), $3,243,000 (2008),
$68,000 (2009) and $17,094,000 (2011).

     Although realization is not assured, the Company believes, based on operating results in 1996, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to utilize all of the $34,693,000 net operating loss carryforwards prior to their ultimate expiration in the year 2011. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     Significant components of the Company's net deferred tax asset (liability) as of December 31 are as follows:

                                                          1995                     1996
                                                   -------------------     --------------------
                                                                NON-                     NON-
                                                   CURRENT     CURRENT     CURRENT     CURRENT
                                                   -------     -------     -------     --------
                                                              (DOLLARS IN THOUSANDS)
    Deferred taxes:
      Financial statement expenses not currently
         deductible for income tax purposes......    $415      $   393      $1,637     $    435
      Tax loss and other credit carryforwards....      --        6,854          --       13,059
    Deferred tax liability -- Excess of tax over
      book depreciation..........................      --       (1,992)         --      (15,777)
                                                     ----      -------      ------     --------
              Total asset (liability)............    $415      $ 5,255      $1,637     $ (2,283)
                                                     ====      =======      ======     ========

     The following is a reconciliation of the income taxes to the statutory rates:

                                                                        1994    1995    1996
                                                                        ----    ----    ----
    Statutory rate...................................................    34%     34%     35%
    Impact of adjustment to valuation allowance......................    --     (34)     --
    State income taxes, franchise tax................................    20       7       4
    Other............................................................     2       3       3
                                                                         --              --
                                                                                ---
    Reported rate....................................................    56%     10%     42%
                                                                         ==     ===      ==

12. COMMITMENTS AND OTHER

LEASES

     The Company leases land and equipment under operating leases with various terms expiring at various dates. Certain of the land leases provide for periodic rental increases. At December 31, 1996, minimum annual rentals under all operating leases for the next five years are as follows:

                                                                        (DOLLARS IN THOUSANDS)
                                                                        ----------------------
    1997..............................................................         $33,391
    1998..............................................................          17,116
    1999..............................................................          12,034
    2000..............................................................           7,946
    2001..............................................................           6,212
    Thereafter........................................................          11,970
                                                                               -------
              Total...................................................         $88,669
                                                                               =======

     Operating lease expense was $9,969,000, $13,533,000 and $29,790,000 for
1994, 1995 and 1996, respectively.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

TRANSIT AGREEMENTS

     The Company has signed agreements which provide an exclusive right to sell advertising space in various airports, transit shelters and transit systems. Under the various agreements, the Company must make minimum guarantee payments as follows:

                                                                        (DOLLARS IN THOUSANDS)
                                                                        ----------------------
    1997..............................................................          $9,393
    1998..............................................................           2,810
    1999..............................................................           1,397
    2000..............................................................           1,397
    2001..............................................................           1,397

LITIGATION

     The Company is party either as plaintiff or defendant to various actions, proceedings and pending claims, in the ordinary course of business. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against the Company. Although the ultimate amount for which the Company or its subsidiaries may be held liable with respect to matters where the Company is defendant is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial position or results of operations.

     In connection with the due diligence procedures performed by the Company for the Gannett Outdoor Acquisition, it was discovered that certain sites had been contaminated as a result of removing various underground storage tanks. The Company has estimated the costs to remediate the contamination and such amount has been accrued in the financial statements at December 31, 1996 and is included in accrued expenses and other.

13. FOREIGN OPERATIONS

     The assets and operations of Mediacom are included in these financial statements subsequent to August 22, 1996 and are as follows:

                                                                        (DOLLARS IN THOUSANDS)
                                                                        ----------------------
    Net revenues:
      United States...................................................         $150,970
      Canadian........................................................           22,146
                                                                               --------
    Total net revenues................................................         $173,116
                                                                               ========
    Income from operations:
      United States...................................................         $ 52,150
      Canadian........................................................            4,875
                                                                               --------
    Total income from operations......................................         $ 57,025
                                                                               ========
    Assets:
      United States...................................................         $800,184
      Canadian........................................................          133,271
                                                                               --------
    Total assets......................................................         $933,455
                                                                               ========

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

14. TRANSACTIONS WITH RELATED PARTIES

     During 1994, 1995 and 1996, the Company entered into a number of transactions with officers and/or stockholders of the Company, affiliated companies and affiliated partnerships.

     The following summarizes those transactions as of and for the years ended December 31:

                                                                    1994     1995     1996
                                                                    ----     ----     ----
                                                                    (DOLLARS IN THOUSANDS)
    Due from employees and related parties, included in other
      current assets..............................................  $ 59     $ 62     $385
                                                                    ====     ====     ====
    Rental income from affiliated company.........................  $ 45     $ 24     $  6
                                                                    ----     ----     ----
    Land rent paid to affiliated company and related parties......  $139     $139     $139
                                                                    ====     ====     ====
    Administrative services agreement.............................  $104     $ 35     $ --
                                                                    ====     ====     ====
    Services agreement............................................  $250     $350     $450
                                                                    ====     ====     ====

15. QUARTERLY DATA (UNAUDITED)

                                                                  QUARTER
                                               ----------------------------------------------
                                                FIRST       SECOND        THIRD       FOURTH
                                               -------      -------      -------      -------
                                                (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER
                                                                SHARE DATA)
    1995:
      Net revenues...........................  $13,758      $15,979      $16,886      $18,910
      Operating income.......................    3,048        5,128        5,586        6,523
      Net (loss) income......................   (1,265)         425        1,400        2,208
      Net (loss) income per common share.....     (.07)        (.01)         .03          .06

    1996:
      Net revenues...........................  $16,945      $19,582      $41,769      $94,820
      Operating income.......................    5,447        7,457       18,153       25,968
      Net income (loss)......................      777        1,364       (7,220)       1,637
      Net (loss) income per common share.....     (.01)        (.02)        (.20)         .04

     The fourth quarter of 1995 includes other income of $1,000,000 relating to cash payments received from the early termination of agreements made in connection with an acquisition in 1992.

     The third and fourth quarters of 1996 include the operating results from the acquisition of Gannett Outdoor and an extraordinary loss from the early extinguishment of debt of approximately $12.4 million and $4.5 million, respectively, net of tax.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

16. SUBSEQUENT EVENTS

     Subsequent to December 31, 1996, the Company has acquired outdoor advertising assets in the following locations and for the following purchase prices:

                               DESCRIPTION                                  PURCHASE PRICE
    ------------------------------------------------------------------  ----------------------
                                                                        (DOLLARS IN THOUSANDS)
    Villepigue Outdoor -- New York City...............................         $27,000
                                                                               =======
    Atlanta Bus Shelters -- Atlanta...................................         $ 6,000
                                                                               =======
    Philbin & Coine, Inc. -- Louisville...............................         $   830
                                                                               =======
    Scadron Enterprises -- Chicago....................................         $24,500
                                                                               =======
    Murad Communications -- Toronto...................................         $ 5,489
                                                                               =======
    Reynolds Outdoor, L.P. -- Dallas..................................         $31,600
                                                                               =======
    Ad Outdoor -- Halifax.............................................         $   879
                                                                               =======
    Burlington Northern/Santa Fe -- Western and Midwestern states.....         $29,500
                                                                               =======

     Each of these acquisitions will be accounted for using the purchase method of accounting. The purchase prices above do not include any working capital adjustments. These acquisitions were financed, primarily, utilizing cash flows and amounts available under the Senior Credit Facility.

                                 * * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The information regarding the directors of the Company is incorporated herein by reference to the information set forth in the table captioned "Director and Director Nominee Information" and under "Election of Directors" in the definitive proxy statement of the Registrant for the Registrant's annual meeting of stockholders to be held on May 29, 1997.

     (b) Pursuant to Form 10-K General Instruction G(3), the information regarding executive officers of the Company has been included in Part I of this Report under the caption "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Compensation of Directors" in the definitive proxy statement of the Registrant for the Registrant's annual meeting of stockholders to be held on May 29, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" in the definitive proxy statement of the Registrant for the Registrant's annual meeting of stockholders to be held on May 29, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

SERVICES AGREEMENT

     The information required by this Item 13 is incorporated herein by reference to the information set forth in the table captioned "Certain Transactions" in the definitive proxy statement of the Registrant for the Registrant's annual meeting of stockholders to be held on May 29, 1997.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are incorporated by reference in or are filed as a part of this report:

        1. Financial statements (included under Item 8).

        2. Financial statement schedules.
           S-1 Independent Auditors' Report on Schedule
           S-2 Schedule II -- Valuation and Qualifying Accounts

        3. Exhibits.

     The following exhibits are incorporated by reference in or filed as a part of this report:

     (b) Reports on Form 8-K.

         None

EXHIBIT
NUMBER                                           DESCRIPTION
-------       ----------------------------------------------------------------------------------
 3.1       -- Third Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Amendment No. 3 to Form S-1 Registration Statement No. 333-1582
              and incorporated herein by reference.)
 3.2       -- Amended and Restated Bylaws (filed as Exhibit 3.2 to the Registrant's Amendment
              No. 2 to Form S-1 Registration Statement No. 333-1582 and incorporated herein by reference.)
 4.1       -- Specimen Common Stock Certificate of the Registrant (filed as Exhibit 4.1 to the
              Registrant's Amendment No. 2 to Form S-1 Registration Statement No. 333-1582 and
              incorporated herein by reference.)
 4.2       -- Indenture (filed as Exhibit 4.2 to the Registrant's Form S-1 Registration
              Statement No. 33-64638 and incorporated herein by reference.)
 9.1       -- Voting Agreement dated May 4, 1990, effective April 2, 1989, between William S.
              Levine and Rubin Sabin (filed as Exhibit 9.1 to the Registrant's Form S-1
              Registration Statement No. 33-64638 and incorporated herein by reference.)
 9.2       -- Irrevocable Proxy dated as of April 2, 1989, between William S. Levine and Rubin
              Sabin (filed as Exhibit 9.2 to the Registrant's Form S-1 Registration Statement
              No. 33-64638 and incorporated herein by reference.)
 9.3       -- Amended and Restated Voting Agreement dated as of August 17, 1993, entered into among the Registrant, William S. Levine and Gregory Riggle (filed as Exhibit 9.3 to the Registrant's Form S-1 Registration Statement No. 33-64638 and incorporated herein by reference.)
 9.4       -- Stockholders' Agreement dated as of April 15, 1996, between William S. Levine,
              Arte Moreno and MK-Link Investments Limited Partnership (filed as Exhibit 9.4 to the Registrant's Amendment No. 2 to Form S-1 Registration Statement No. 333-1582
              and incorporated herein by reference.)
10.1       -- Fourth Amended and Restated Credit Agreement, dated as of October 22, 1996, entered into among the Registrant, the several lenders from time to time parties thereto and CIBC Inc., as agent (filed as Exhibit 10.1 to the Registrant's
              Quarterly Report on Form 10-Q for the period ended September 30, 1996 and incorporated herein by reference.)
10.2       -- Amended and Restated Securities Purchase Agreement dated as of August 17, 1993, entered into among the Registrant, TCW Special Placements Fund II and TCW Capital,
              as Investment Manager pursuant to an Investment Agreement dated as of June 30,
              1987 (filed as Exhibit 10.2 to the Registrant's Form S-1 Registration Statement
              No. 33-64638 and incorporated herein by reference.)
10.3       -- Junior Subordinated Exchange Note dated effective as of January 1, 1992, issued by the Registrant to Rubin Sabin (filed as Exhibit 10.3 to the Registrant's Form S-1
              Registration Statement No. 33-64638 and incorporated herein by reference.)
10.4       -- Intercreditor and Subordination Agreement dated as of May 4, 1990, among the
              Registrant, OS Advertising Company of Texas, Inc., Outdoor Today, Inc., National
              Westminster Bank USA, as Agent, Rubin Sabin and Elaine Sabin (filed as Exhibit
              10.4 to the Registrant's Form S-1 Registration Statement No. 33-64638 and
              incorporated herein by reference.)
10.5       -- Amended and Restated Intercreditor and Subordination Agreement dated as of August
              17, 1993, entered into between the Registrant, Gregory Riggle, CIBC Inc. and
              United States Trust Company of New York, as trustee (filed as Exhibit 10.5 to the
              Registrant's Form S-1 Registration Statement No. 33-64638 and incorporated herein by reference.)
10.6       -- Administrative Services Agreement dated as of June 1, 1993, between the Registrant and Camelback Services, Inc. (filed as Exhibit 10.6 to the Registrant's Form S-1
              Registration Statement No. 33-64638 and incorporated herein by reference.)

EXHIBIT
NUMBER                                           DESCRIPTION
-------       ----------------------------------------------------------------------------------
10.7       -- Services Agreement dated as of May 1, 1993, between the Registrant, Williams
              Manufacturing, Inc. and J & L Industries, Inc. as amended by the First Amendment thereto dated April 15, 1996, to be effective as of July 1, 1995 (filed as Exhibit
              10.7 to the Registrant's Amendment No. 2 to Form S-1 Registration Statement No.
              333-1582 and incorporated herein by reference.)
10.8       -- Amended and Restated Incentive Plan dated effective as of January 1, 1988, adopted by the Registrant as amended to date (filed as Exhibit 10.8 to the Registrant's
              Amendment No. 2 to Form S-1 Registration Statement No. 333-1582 and incorporated herein by reference.)
10.9       -- Assets Purchase Agreement dated March 15, 1991, among the Registrant, Naegele
              Outdoor Advertising, Inc., OS Advertising Company of Georgia, Inc., and Morris
              Communications Corporation, as amended by the First Amendment to Assets Purchase
              Agreement dated as of December 23, 1991, among the Registrant, Naegele Outdoor
              Advertising, Inc., OS Advertising Company of Georgia, Inc., Morris Communications
              Corporation, and OS Advertising Company of Kentucky, Inc. (filed as Exhibit 10.17 to the Registrant's Form S-1 Registration Statement No. 33-64638 and incorporated herein by reference.)
10.10      -- Agreement and grant of Option dated as of April 3, 1989, between the Registrant and Arthur Moreno, as amended by the First Amendment to Agreement and Grant of
              Option dated as of January 1, 1991 (filed as Exhibit 10.23 to the Registrant's
              Form S-1 Registration Statement No. 33-64638 and incorporated herein by reference.)
10.10.1    -- Letter Agreement between Registrant and Arte Moreno regarding Agreement and Grant of Option dated as of April 3, 1989, and First Amendment to Agreement and Grant of
              Option dated as of January 1, 1991 (filed as Exhibit 10.10.1 to the Registrant's
              Amendment No. 3 to Form S-1 Registration Statement No. 333-1582 and incorporated herein by reference.)
10.11      -- Option Agreement dated as of January 1, 1991, between the Registrant and Wally
              Kelly (filed as Exhibit 10.24 to the Registrant's Form S-1 Registration Statement
              No. 33-64638 and incorporated herein by reference.)
10.12      -- Senior Note Intercreditor Agreement dated as of August 17, 1993, entered into among TCW Special Placements Fund II, TCW Capital, acting solely as investment manager pursuant to an Investment Management Agreement, the Registrant and United
              States Trust Company of New York as trustee (filed as Exhibit 10.26 to the
              Registrant's Form S-1 Registration Statement No. 33-64638 and incorporated herein by reference.)
10.13      -- Bank Intercreditor Agreement dated as of August 17, 1993, entered into among TCW
              Special Placements Fund II, TCW Capital acting solely as investment manager pursuant to an Investment Management Agreement, the Registrant and CIBC Inc. as
              agent (filed as Exhibit 10.26 to the Registrant's Form S-1 Registration Statement
              No. 33-64638 and incorporated herein by reference.)
10.14      -- Option Purchase Agreement among the Registrant and OS Advertising Company of
              Georgia, Inc. and Capitol Outdoor Acquisition Co., Inc. and Capitol Outdoor
              Leasing Co., Inc., dated as of July 27, 1994, as amended by the First Amendment to
              Option Purchase Agreement dated as of December 14, 1994 (filed as Exhibit 1 to the
              Registrant's Current Report on Form 8-K dated December 19, 1994 and incorporated herein by reference.)
10.15      -- Asset Purchase Agreement between the Registrant and Eller Outdoor Advertising
              Company of Atlanta, dated November 21, 1994 (filed as Exhibit 2 to the
              Registrant's Current Report on Form 8-K dated December 19, 1994 and incorporated herein by reference.)
10.16      -- The Registrant's 1996 Omnibus Plan (filed as Exhibit 10.16 to the Registrant's
              Amendment No. 2 to Form S-1 Registration Statement No. 333-1582 and incorporated herein by reference.)
10.17      -- Form of Incentive Stock Option Grant to be awarded to each of Wally C. Kelly and
              Bill M. Beverage pursuant to the terms of the Registrant's 1996 Omnibus Plan
              (filed as Exhibit 10.17 to the Registrant's Amendment No. 2 to Form S-1
              Registration Statement No. 333-1582 and incorporated herein by reference.)

EXHIBIT
NUMBER                                           DESCRIPTION
-------       ----------------------------------------------------------------------------------
10.18      -- Form of Stock Option Grant to be awarded to each of Arte Moreno, Wally C. Kelly and Bill M. Beverage pursuant to the terms of the Registrant's 1996 Omnibus Plan
              (filed as Exhibit 10.18 to the Registrant's Amendment No. 2 to Form S-1
              Registration Statement No. 333-1582 and incorporated herein by reference.)
10.19      -- Form of Incentive Plan Settlement Participant Election Agreement to be entered into by each of Wally C. Kelly and Bill M. Beverage pursuant to the conversion of interests in the Incentive Plan (filed as Exhibit 10.19 to the Registrant's
              Amendment No. 3 to Form S-1 Registration Statement No. 333-1582 and incorporated herein by reference.)
10.20      -- Asset Purchase Agreement dated July 9, 1996, by and between the Registrant and
              Gannett Co., Inc., together with the Promissory Note and related Guaranty. The
              Exhibit contains a list briefly identifying the contents of Schedules and
              Exhibits, some of which have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K
              dated July 10, 1996 and incorporated herein by reference.)
10.21      -- Amendment No. 1 to Asset Purchase Agreement among Gannett Co., Inc., Combined
              Communications Corporation, Gannett Transit, Inc., Shelter Media Communications,
              Inc., Gannett International Communications, Inc., and the Registrant dated as of
              August 12, 1996 (filed as Exhibit 99.1 to the Registrant's Current Report on Form
              8-K dated August 27, 1996 and incorporated herein by reference.)
10.22      -- Amendment No. 2 to Asset Purchase Agreement among Gannett Co., Inc., Combined
              Communications Corporation, Gannett Transit, Inc., Shelter Media Communications,
              Inc., Gannett International Communications, Inc., and the Registrant dated as of
              August 19, 1996 (filed as Exhibit 99.2 to the Registrant's Current Report on Form
              8-K dated August 27, 1996 and incorporated herein by reference.)
10.23      -- Form of Option by Gannett Outdoor Co. of Texas, Inc., in favor of the Registrant together with the form of Asset Purchase Agreement by and between the Registrant and Gannett Outdoor Co. of Texas, Inc. (filed as Exhibit 99.2 to the Registrant's
              Current Report on Form 8-K dated July 10, 1996 and incorporated herein by reference.)
10.24      -- Senior Subordinated Credit Agreement dated July 9, 1996, by and among the
              Registrant, the guarantors named therein, the lenders named therein, and Canadian
              Imperial Bank of Commerce together with the forms of Bridge Note and Term Note.
              The Exhibit contains a list briefly identifying the contents of Schedules and
              Exhibits, some of which have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.4 to the Registrant's Current Report on Form 8-K
              dated July 10, 1996 and incorporated herein by reference.)
10.25      -- Form of Indenture by and among the Registrant, the subsidiary guarantors named therein, and a trustee to be selected by the Registrant (filed as Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated July 10, 1996 and incorporated herein by reference.)
10.26      -- First Supplemental Indenture dated as of August 22, 1996, by and between the
              Registrant and United States Trust Company of New York (filed as Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated August 27, 1996 and incorporated herein by reference.)
10.27      -- Securities Purchase Agreement dated July 9, 1996, by and between the Registrant and CIBC WG Argosy Merchant Fund 2, L.L.C. The Exhibit contains a list briefly identifying the contents of Schedules and Exhibits which have been omitted. The
              Registrant agrees to furnish supplementally a copy of any omitted Schedule or
              Exhibit to the Commission upon request (filed as Exhibit 99.6 to the Registrant's
              Current Report on Form 8-K dated July 10, 1996 and incorporated herein by reference.)
10.28      -- Form of Certificate of Designations of Senior Increasing Rate Cumulative Preferred
              Stock, Series A (filed as Exhibit 99.7 to the Registrant's Current Report on Form
              8-K dated July 10, 1996 and incorporated herein by reference.)

EXHIBIT
NUMBER                                           DESCRIPTION
-------       ----------------------------------------------------------------------------------
10.29      -- Form of Warrant Agreement by and between the Registrant and a Warrant Agent to be selected by the Registrant (filed as Exhibit 99.8 to the Registrant's Current
              Report on Form 8-K dated July 10, 1996 and incorporated herein by reference.)
10.30      -- Form of Registration Rights Agreement by and among the Registrant, the guarantors names therein, and the holders name therein (filed as Exhibit 99.9 to the
              Registrant's Current Report on Form 8-K dated July 10, 1996 and incorporated herein by reference.)
10.31      -- Form of Common Stock Registration Rights Agreement by and between the Registrant and CIBC WG Argosy Merchant Form 2, L.L.C. (filed as Exhibit 99.10 to the
              Registrant's Current Report on Form 8-K dated July 10, 1996 and incorporated herein by reference.)
10.32      -- Underwriting Agreement dated August 19, 1996 by and among the Registrant and Alex.
              Brown & Sons Incorporated, CIBC Wood Gundy Securities Corp. and Donaldson, Lufkin
              & Jenrette Securities Corporation (filed as Exhibit 99.3 to the Registrant's
              Current Report on Form 8-K dated August 27, 1996 and incorporated herein by reference.)
10.33      -- Asset Purchase Agreement between RailCom, Ltd. and the Registrant dated May 8,
              1996 (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated
              May 22, 1996 and incorporated herein by reference.)
10.34      -- Purchase and Sales Agreement Between CSX Realty Development Corporation, The Three
              Rivers Railway Company, The Atlantic Land and Improvement Company, Winston-Salem
              Southbound Railway Company, Gainesville Midland Railroad Company, and Richmond,
              Fredericksburg and Potomac Railway Company and RailCom, Ltd. dated January 23,
              1996, as amended March 29, 1996, and May 21, 1996 (filed as Exhibit 2.2.1 to the
              Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference.)
10.35      -- Amendment to Purchase Agreement, dated March 29, 1996 (filed as Exhibit 2.2.2 to the Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference.)
10.36      -- Second Amendment to Purchase Agreement dated May 21, 1996 (filed as Exhibit 2.2.3 to the Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference.)
10.37      -- Grant of Easement and Agreement dated May 21, 1996 (filed as Exhibit 2.3 to the
              Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference.)
10.38      -- Assignment of License Agreements, dated May 21, 1996 (filed as Exhibit 2.4 to the
              Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference.)
10.39      -- Assignment and Assumption Agreement dated May 22, 1996 (filed as Exhibit 2.5 to the Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference.)
10.40      -- Indenture dated October 15, 1996, by and among the Registrant, its United States subsidiaries and the Bank of New York, as trustee (filed as Exhibit 99.1 to the
              Registrant's Current Report on Form 8-K dated October 9, 1996 and incorporated herein by reference.)
10.41      -- Underwriting Agreement dated October 9, 1996 by and among the Registrant, its
              United States subsidiaries, CIBC Wood Gundy Securities Corp. and Alex. Brown &
              Sons Incorporated (filed as Exhibit 99.2 to the Registrant's Current Report on
              Form 8-K dated October 9, 1996 and incorporated herein by reference.)
11.1       -- Computation of Earnings per share
21.1       -- Subsidiaries of the Registrant
23.1       -- Consent of Deloitte & Touche LLP
27         -- Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Phoenix, State of Arizona, on the 30th day of March 1997.

                                          OUTDOOR SYSTEMS, INC.

                                          By:    /s/
                                            ------------------------------------
                                                     William S. Levine
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                             OUTDOOR SYSTEMS, INC.

By:                      /s/                     Date March 30, 1997
--------------------------------------------
              Arturo R. Moreno
           President and Director
       (Principal Executive Officer)

By:                      /s/                     Date March 30, 1997
--------------------------------------------
             William S. Levine
           Chairman and Director

By:                      /s/                     Date March 30, 1997
--------------------------------------------
               Bill Beverage
  Secretary, Treasurer and Chief Financial
                  Officer
(Principal Financial and Accounting Officer)

By:                      /s/                     Date March 30, 1997
--------------------------------------------
             Brian J. O'Connor
                  Director

By:                      /s/                     Date March 30, 1997
--------------------------------------------
           Stephen F. Butterfield
                  Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Outdoor Systems, Inc.
Phoenix, Arizona

     We have audited the financial statements of Outdoor Systems, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 14, 1997, except for Note 16 as to which the date is March 26, 1997; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Outdoor Systems, Inc., listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 14, 1997

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 1994, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                              ADDITIONS
                                                        ---------------------
                                         BALANCE AT     CHARGED TO                                BALANCE
                                         BEGINNING      COSTS AND                                 AT END
              DESCRIPTION                OF PERIOD       EXPENSES      OTHER      DEDUCTIONS     OF PERIOD
---------------------------------------  ----------     ----------     ------     ----------     ---------
1994
  Allowance for Doubtful
     Accounts..........................    $  739         $  792       $   --        $515(1)      $ 1,016
                                           ======         ======       ======        ====          ======
1995
  Allowance for Doubtful
     Accounts..........................    $1,016         $  761       $   --        $767(1)      $ 1,010
                                           ======         ======       ======        ====          ======
1996
  Allowance for Doubtful
     Accounts..........................    $1,010         $2,492       $2,726(2)     $830(1)      $ 5,398
                                           ======         ======       ======        ====          ======

---------------
(1)  Represents accounts receivable write-offs.

(2) Amount represents reserve at date of acquisition related to accounts receivable in the working capital of companies acquired.