Form 10-Q
period 1997-03-31
OUTDOOR SYSTEMS INC
filed 1997-05-15
CIK 874534

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------


                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    -------


Commission file number 0-28256


                              OUTDOOR SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                   86-0736400
----------------------------------------------  ------------------------------------
(State or other jurisdiction of incorporation)  (I.R.S. Employer Identification No.)


2502 N. BLACK CANYON HIGHWAY, PHOENIX, ARIZONA                 85009
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

                        Yes   X     No
                             ---        ---


Number of Common Shares outstanding at May 14, 1997: 40,155,631 SHARES.

                                    CONTENTS


                                                                                              PAGE
                                                                                              ----
PART I - FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets as of March 31, 1997 and
                    December 31, 1996 (unaudited) ........................................     1

            Condensed Consolidated Statements of Operations for the Three Months ended
                    March 31, 1997 and 1996 (unaudited) ..................................     2

            Condensed Consolidated Statements of Cash Flows for the Three Months ended
                    March 31, 1997 and 1996 (unaudited) ..................................     3

            Notes to Condensed Consolidated Financial Statements (unaudited) .............     4


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ......................................     6



PART II - OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .........................................     8

        SIGNATURES .......................................................................     9

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              OUTDOOR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                          MARCH 31,         DECEMBER 31,
                                                                             1997              1996
                                                                         -----------         ---------
ASSETS
        Current Assets:
            Cash and cash equivalents                                    $     4,921         $  11,887
            Accounts receivable, net                                          59,402            56,975
            Prepaid land leases                                               11,745            10,938
            Other current assets                                              19,403            17,374
                                                                         -----------         ---------
                 Total current assets                                         95,471            97,174
                                                                         -----------         ---------

        Property and Equipment, net                                          849,653           742,144
        Prepaid Land Leases and Other                                          9,739            10,155
        Deferred Financing Costs                                              23,157            24,151
        Goodwill, net                                                         60,825            59,831
                                                                         -----------         ---------
                                                                         $ 1,038,845         $ 933,455
                                                                         ===========         =========

LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
        Current Liabilities:
            Accounts payable                                             $     7,759         $   8,323
            Accrued interest                                                  12,938             7,056
            Accrued expenses and other liabilities                            17,474            17,653
            Current maturities of long-term debt                              31,700            28,000
                                                                         -----------         ---------
                 Total current liabilities                                    69,871            61,032

        Long-term Debt                                                       674,728           578,409
        Other Long-term Obligations                                            3,734             3,552
        Deferred Income Taxes                                                  2,057             2,283
                                                                         -----------         ---------
                 Total liabilities                                           750,390           645,276
                                                                         -----------         ---------

        Common Stockholders' Equity:
            Common stock, $.01 par value - authorized, 60,000,000
                 shares; issued and outstanding 40,155,631 shares                402               402
            Additional paid-in capital                                       316,988           316,988
            Accumulated deficit                                              (24,585)          (25,275)
            Treasury stock at cost - 11,475,554 shares                        (4,053)           (4,053)
            Foreign currency translation adjustment                             (297)              117
                                                                         -----------         ---------
                 Total common stockholders' equity                           288,455           288,179
                                                                         -----------         ---------
                                                                         $ 1,038,845         $ 933,455
                                                                         ===========         =========

            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                            THREE MONTHS
                                                               ENDED
                                                             MARCH 31,
                                                       1997            1996
                                                    -----------    ------------
REVENUES:
     Outdoor advertising                            $    89,713    $     19,722
     Less agency commissions and discounts               12,497           2,777
                                                    -----------    ------------
          Total                                          77,216          16,945
     Lease, printing and other revenues                   2,864              --
                                                    -----------    ------------
          Net revenues                                   80,080          16,945
                                                    -----------    ------------


OPERATING EXPENSES:
     Direct advertising                                  44,615           7,859
     General and administrative                           6,717           1,078
     Depreciation and amortization                       11,635           2,561
                                                    -----------    ------------
                                                         62,967          11,498
                                                    -----------    ------------

     Operating income                                    17,113           5,447

INTEREST EXPENSE                                         15,922           4,152
                                                    -----------    ------------

     Income before income tax expense                     1,191           1,295

INCOME TAX PROVISION                                        500             518
                                                    -----------    ------------

     Net income                                     $       691    $        777
                                                    ===========    ============


LESS PREFERRED STOCK DIVIDENDS AND
     PREFERRED AND COMMON STOCK ACCRETIONS                   --             907
                                                    -----------    ------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
     STOCKHOLDERS                                   $       691    $       (130)
                                                    ===========    ============

NET INCOME (LOSS) PER COMMON AND EQUIVALENT
     SHARE:
     Net income (loss) per common share             $       .02    $       (.01)
                                                    ===========    ============
     Weighted average number of shares               46,030,680      25,366,144
                                                    ===========    ============




            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                                     THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                      ---------
                                                                   1997         1996
                                                                ---------     -------
OPERATING ACTIVITIES:
     Net income                                                 $     691     $   777
     Changes to reconcile net income to net cash provided by
          operating activities:
          Decrease in deferred taxes                                 (364)         --
          Amortization of discounts on notes payable                  131         100
          Depreciation and amortization                            11,635       2,561
          Loss on currency adjustment                                 331
     Changes in net assets and liabilities:
          (Increase) decrease in accounts receivable               (2,088)      1,162
          (Increase) decrease in prepaid expenses and other          (293)        279
          Increase (decrease) in accrued interest                   5,884      (3,091)
          Decrease in accounts payable and other liabilities         (346)        (28)
                                                                ---------     -------
             Net Cash Provided by Operating Activities             15,581       1,760
                                                                ---------     -------


INVESTING ACTIVITIES:
     Acquisitions of outdoor advertising assets                  (117,903)         --
     Capital expenditures                                          (5,140)     (1,194)
                                                                ---------     -------
             Net Cash Used in Investing Activities               (123,043)     (1,194)
                                                                ---------     -------


FINANCING ACTIVITIES:
     Proceeds from long-term debt                                 110,563       5,000
     Principal payments on long-term debt and capital leases      (10,000)     (4,889)
     Cash dividends paid on preferred stock                            --        (218)
                                                                ---------     -------
        Net Cash (Used) in Provided by Financing Activities       100,563        (107)
                                                                ---------     -------

Effect of exchange rate changes on cash                               (67)         --
                                                                ---------     -------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                              (6,966)        459

CASH AND CASH EQUIVALENTS - BEGINNING                              11,887       1,739
                                                                ---------     -------

CASH AND CASH EQUIVALENTS - ENDING                              $   4,921     $ 2,198
                                                                =========     =======




            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

NOTE 2 - NET INCOME (LOSS) PER SHARE

     Primary income (loss) per common and common equivalent share is computed on the weighted average number of common and common equivalent shares outstanding during each period and includes shares issuable upon exercise of stock options.

NOTE 3 - ACQUISITIONS

     During the first quarter of 1997, the Company acquired outdoor advertising assets in the following locations for the following purchase prices:

                                                                             DATE                PURCHASE
                                                                           ACQUIRED               PRICE
                                                                           --------               -----
                                                                                              (In thousands)
     Villepigue Outdoor - New York                                        January  9             $ 27,261
     Atlanta Bus Shelters - Atlanta                                       January 10                6,401
     Philbin & Coine, Inc. - Louisville                                   January 22                  830
     Scadron Enterprises - Chicago                                        February 14              24,515
     Murad Communications - Toronto                                       February 28               5,418
     Reynolds Outdoor, LP - Dallas                                        February 28              31,651
     Ad Outdoor - Halifax                                                 March 6                     946
     Burlington Northern/Santa Fe - Western and Midwestern states         March 26                 17,500
     3M Transit - Toronto                                                 March 31                  3,381
                                                                                                 --------
                                                                                                 $117,903
                                                                                                 ========

     Each of these acquisitions has been accounted for using the purchase method of accounting. The purchase prices above include working capital purchased; such working capital is subject to final adjustment before December 31, 1997. These acquisitions were financed, primarily, utilizing cash flows and borrowings under the Company's senior credit facility.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENT

     Effective in 1997, the Company is required to implement SFAS No. 128, "Earnings Per Share" which requires, among other matters, presentation of basic earnings per share, which is calculated utilizing only weighted average common shares outstanding. Basic and fully diluted earnings (loss) per share would have been $0.02 and $(0.01), respectively for the three months ended March 31, 1997 and 1996, respectively, under SFAS 128.

NOTE 5 - SUBSEQUENT EVENTS

     PENDING ACQUISITIONS

          Van Wagner Acquisition - On April 11, 1997, the Company entered into a Stock Purchase Agreement to purchase the stock of Van Wagner
     Communications, Inc. ("Van Wagner") for approximately $170 million in cash.

          3M Media Acquisition - On April 30, 1997, the Company entered into an Agreement of Purchase and Sale to acquire the outdoor advertising operations of Minnesota Mining and Manufacturing Company ("3M") through the purchase of the capital stock of National Advertising Company, a subsidiary of 3M ("3M Media") for approximately $1.0 billion in cash.

          Each pending acquisition is subject to various conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

          The Company intends to finance the purchase price of the pending acquisitions and the fees and expenses associated with the pending acquisitions and the acquisition financing through (i) the proceeds from the offering of 12,000,000 shares of common stock (the "Common Stock Offering") to the public, pursuant to a registration statement filed with the Securities and Exchange Commission (the "SEC") on May 8, 1997, (ii) borrowings under the Company's senior credit facility which is expected to be amended to provide for a revolving credit facility and term loans of up to approximately $1.1 billion and (iii) proceeds of an offering of up to $300 million aggregate principal amount of senior subordinated notes (the "Notes Offering").

          The Company received written commitments from Canadian Imperial Bank of Commerce ("CIBC") to increase the amounts that may be borrowed under its senior credit facility to up to $325 million of revolving credit loans and up to $715 million of term loans. In addition, the Company received written commitments from CIBC for a preferred stock facility of up to $335 million and a senior subordinated credit facility of up to $300 million. If the Common Stock Offering or the Notes Offering is not consummated, the Company will use proceeds from the preferred stock and senior subordinated credit facilities to finance a portion of the purchase price of the pending acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND
MARCH 31, 1996

     Operating results for the first quarter of 1997 include the operations of the Gannett Outdoor acquisition (the "Gannett Outdoor Acquisition") completed August 23, 1996, and the several acquisitions completed during the first quarter of 1997 (see Note 3 to the Condensed Consolidated Financial Statements (unaudited)) (collectively the "Acquisitions"). Gross revenues increased by 354.9% to $89.7 million in the first quarter of 1997 compared to $19.7 million in the first quarter of 1996. Gross revenues increased approximately 8.2% during the first quarter of 1997 compared to the first quarter of 1996 for markets where the Company operated both in the 1997 and 1996 periods. The balance of the increased revenues were a result of the Acquisitions.

     Agency commissions were 13.9% and 14.1% of gross revenues in the first quarter of 1997 and 1996, respectively, primarily as a result of a slightly lower proportion of revenues generated through advertising agencies in the 1997 period.

     Net revenues increased by 372.6% to $80.1 million in the first quarter of 1997 from $16.9 million in the first quarter of 1996, primarily as a result of the increase in gross revenues combined with an increase of $2.9 million of other income. Other income increased primarily due to the inclusion of license fee revenue from perpetual easements acquired in the second quarter of 1996 and the inclusion of revenues from a printing operation acquired in connection with the Gannett Outdoor Acquisition.

     Direct advertising expenses increased to $44.6 million in the first quarter of 1997 compared to $7.9 million in the first quarter of 1996. This was primarily a result of the Acquisitions, offset by a slight decrease in direct advertising expenses for markets where the Company operated both in the 1997 and 1996 periods. As a percentage of net revenues, direct advertising expenses were approximately 55.7% in the first quarter of 1997 compared to 46.4% in the first quarter of 1996.

     General and administrative expenses as a percentage of net revenues was approximately 6.4% in the first quarter of 1997 and 1996 for markets where the Company operated both in 1997 and 1996. General and administrative expenses increased to 8.4% of net revenues for the first quarter of 1997 as a result of the Acquisitions.

     As a result of the above factors, EBITDA (operating income (loss) before interest, taxes, depreciation and amortization expense) increased by 259.0% to $28.7 million in the first quarter of 1997 from $8.0 million in the first quarter of 1996.

     Depreciation and amortization expense increased to $11.6 million for the first quarter of 1997 compared to $2.6 million in the first quarter of 1996, primarily due to the Acquisitions, offset in part by certain assets becoming fully depreciated during the first quarter of 1997. As a percentage of net revenues, depreciation and amortization expense decreased to 14.5% from 15.1% in the first quarter of 1997 compared to the first quarter of 1996.

     Interest expense increased to $15.9 million in the first quarter of 1997 compared to $4.2 million in the first quarter of 1996, as a result of interest expense related to obligations incurred in connection with the Acquisitions. As a percentage of net revenue, interest expense decreased to 19.9% for the first quarter of 1997 compared to 24.5% for the first quarter of 1996.

     The Company recorded an income tax provision of $0.5 million for each of the first quarter of 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased to $25.6 million at March 31, 1997 compared to $36.1 million at December 31, 1996. This decrease resulted primarily from cash used for the acquisitions completed during the first quarter of 1997 (the "1997 Acquisitions") and the increase in accrued interest and the current maturities relating to existing debt associated with the Gannett Outdoor Acquisition and new debt associated with the 1997 Acquisitions.

     Net cash provided by operating activities increased by $13.8 million to $15.6 million for the three months ended March 31, 1997, compared to $1.8 million for the three months ended March 31, 1996, primarily due to changes in working capital accounts and the effect of a larger depreciation and amortization expense as a component of net income. Net cash used in investing activities increased to $123.0 million in the first quarter of 1997 from $1.2 million in the first quarter of 1996, primarily because of the 1997 Acquisitions. Net cash provided by financing activities was $100.6 million for the first three months of 1997 compared to net cash used in financing activities of $0.1 million for the first three months of 1996, primarily because of borrowings under the senior credit facility used for the 1997 Acquisitions.

     The Company made approximately $5.1 million of capital expenditures during the first quarter of 1997, an increase from approximately $1.2 million during the first quarter of 1996. Currently, the Company has no material commitments for capital expenditures, although it anticipates ongoing capital expenditures in the ordinary course of business, other than for acquisitions, will be approximately $18.0 million to $20.0 million ($26.0 million to $30.0 million if the pending acquisitions, see Note 5 of the Notes to Condensed Consolidated Financial Statements (unaudited), are completed) in each of the next two years.

     On April 11, 1997, the Company entered into a Stock Purchase Agreement to purchase the stock of Van Wagner for approximately $170 million in cash. Additionally, on April 30, 1997, the Company entered into an Agreement of Purchase and Sale to acquire the outdoor advertising operations of 3M through the purchase of the capital stock of 3M Media for approximately $1.0 billion in cash. Each of these pending acquisitions is subject to various conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     The Company intends to finance the purchase price of the pending acquisitions and the fees and expenses associated with the pending acquisitions and the acquisition financing through (i) the proceeds from the Common Stock Offering to the public pursuant to a registration statement filed with the SEC on May 8, 1997, (ii) borrowings under the Company's senior credit facility which is expected to be amended to provide for a revolving credit facility and term loans of up to approximately $1.1 billion and (iii) proceeds from the Notes Offering.

     The Company received written commitments from Canadian Imperial Bank of Commerce ("CIBC") to increase the amounts that may be borrowed under its senior credit facility to up to $325 million of revolving credit loans and up to $715 million of term loans. In addition, the Company received written commitments from CIBC for a preferred stock facility of up to $335 million and a senior subordinated credit facility of up to $300 million. If the Common Stock Offering or the Notes Offering is not consummated, the Company will use proceeds from the preferred stock and senior subordinated credit facilities to finance a portion of the purchase price of the pending acquisitions.

     The Company believes that the net proceeds of the Common Stock Offering and the Notes Offering (or the preferred stock and senior subordinated credit facilities), internally generated funds and available borrowings under the senior credit facility, as proposed to be amended, will be sufficient to satisfy its operating cash requirements for at least the next twelve to twenty-four months. The Company may, however, require additional capital to consummate significant acquisitions in the future and there can be no assurance that such capital will be available.

                                     PART II

                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         The following exhibits are filed herewith:

                  Exhibit No.       Document
                  -----------       --------
                      27            Financial Data Schedule


(b)         Reports on Form 8-K.

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OUTDOOR SYSTEMS, INC.



DATED: May 14, 1997         By                     /S/ Bill Beverage
                              --------------------------------------------------
                                         Bill Beverage, Chief Financial Officer,
                                                  Secretary/Treasurer
                                             (Principal Accounting Officer)