Form 10-Q
period 1997-06-30
OUTDOOR SYSTEMS INC
filed 1997-08-14
CIK 874534

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    -------

Commission file number 0-28256


                              OUTDOOR SYSTEMS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                       86-0736400
----------------------------------------------    -----------------------------------
(State or other jurisdiction of incorporation)    (I.R.S. Employer Identification No.)

2502 N. BLACK CANYON HIGHWAY, PHOENIX, ARIZONA                     85009
-------------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip code)


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


Number of Common Shares outstanding at August 13, 1997: 80,748,093 SHARES.

                                    CONTENTS


                                                                                            PAGE
                                                                                            ----
PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets June 30, 1997 (unaudited) and
          December 31, 1996.............................................................      1

      Condensed Consolidated Statements of Operations for the Three and Six Months ended
          June 30, 1997 and 1996 (unaudited)............................................      2

      Condensed Consolidated Statements of Cash Flows Six Months ended
          June 30, 1997 and 1996 (unaudited)............................................      3

      Notes to Condensed Consolidated Financial Statements..............................      4


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.........................................      6



PART II - OTHER INFORMATION

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS..........................................................     10

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................................     10

    SIGNATURES .........................................................................     11

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              OUTDOOR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  JUNE 30,      DECEMBER 31,
                                                                    1997            1996
                                                                -----------     -----------
                                                                (Unaudited)
ASSETS
    Current Assets:
      Cash and cash equivalents                                 $   318,430     $    11,887
      Accounts receivable, net                                       67,168          56,975
      Prepaid land leases                                            12,256          10,938
      Prepaid expenses and other                                     17,819          17,374
                                                                -----------     -----------
         Total current assets                                       415,673          97,174
                                                                -----------     -----------

    Property and Equipment, net                                   1,005,458         742,144
    Prepaid Land Leases and Other                                    12,298          10,155
    Deferred Financing Costs                                         34,440          24,151
    Goodwill, net                                                    91,341          59,831
                                                                -----------     -----------
                                                                $ 1,559,210     $   933,455
                                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
    Current Liabilities:
      Accounts payable                                          $     8,317     $     8,323
      Accrued interest                                                6,104           7,056
      Accrued expenses and other liabilities                         23,106          17,653
      Current maturities of long-term debt                            3,910          28,000
                                                                -----------     -----------
         Total current liabilities                                   41,437          61,032

    Long-term Debt                                                  831,176         578,409
    Other Long-term Obligations                                       3,924           5,835
                                                                -----------     -----------
         Total liabilities                                          876,537         645,276
                                                                -----------     -----------

    Common Stockholders' Equity:
      Common stock, $.01 par value - authorized, 200,000,000
         shares; issued and outstanding 80,748,054
         and 60,233,447 shares, respectively                            807             602
      Additional paid-in-capital                                    711,129         316,788
      Accumulated deficit                                           (24,998)        (25,275)
      Treasury stock at cost - 17,213,331 shares                     (4,053)         (4,053)
      Foreign currency translation adjustment                          (212)            117
                                                                -----------     -----------
         Total common stockholders' equity                          682,673         288,179
                                                                -----------     -----------
                                                                $ 1,559,210     $   933,455
                                                                ===========     ===========

            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                      THREE MONTHS                       SIX MONTHS
                                                          ENDED                             ENDED
                                                         JUNE 30                           JUNE 30,
                                              -----------------------------     -----------------------------
                                                  1997             1996             1997             1996
                                              ------------     ------------     ------------     ------------
REVENUES:
   Outdoor advertising                        $    110,520     $     22,207     $    200,233     $     41,929
   Less agency commissions and discounts            15,471            2,923           27,968            5,700
                                              ------------     ------------     ------------     ------------
                                                    95,049           19,284          172,265           36,229
   Other income                                      4,515              298            7,379              298
                                              ------------     ------------     ------------     ------------
     Net Revenues                                   99,564           19,582          179,644           36,527
                                              ------------     ------------     ------------     ------------


OPERATING EXPENSES:
   Direct advertising                               52,901            8,292           97,516           16,151
   General and administrative                        6,167            1,135           12,884            2,213
   Depreciation and amortization                    13,529            2,698           25,164            5,259
                                              ------------     ------------     ------------     ------------
                                                    72,597           12,125          135,564           23,623
                                              ------------     ------------     ------------     ------------

   Operating income                                 26,967            7,457           44,080           12,904

INTEREST - NET                                      16,106            3,777           32,029            7,929
                                              ------------     ------------     ------------     ------------
   Income before items set forth below              10,861            3,680           12,051            4,975
INCOME TAX PROVISION                                 4,501            1,472            5,001            1,990
                                              ------------     ------------     ------------     ------------
   Income before extraordinary loss                  6,360            2,208            7,050            2,985
EXTRAORDINARY LOSS                                   6,773              844            6,773              844
                                              ------------     ------------     ------------     ------------

   Net income (loss)                          $       (413)    $      1,364     $        277     $      2,141
                                              ============     ============     ============     ============

LESS STOCK DIVIDENDS,
   ACCRETIONS AND DISCOUNTS
   ON REDEMPTIONS                                                     2,554                             3,461
                                              ------------     ------------     ------------     ------------

NET INCOME (LOSS) ATTRIBUTABLE
   TO COMMON SHAREHOLDERS                     $       (413)    $     (1,190)    $        277     $     (1,320)
                                              ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON
    AND EQUIVALENT SHARE:
   Income (loss) before extraordinary loss    $        .08     $       (.01)    $        .10     $       (.01)
   Extraordinary loss                                 (.09)            (.02)            (.09)            (.03)
                                              ------------     ------------     ------------     ------------
   Net income (loss) per common share         $       (.01)    $       (.03)    $        .01     $       (.04)
                                              ============     ============     ============     ============

   Weighted average number of shares            77,779,515       38,397,021       73,506,851       35,039,514
                                              ============     ============     ============     ============

            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)





                                                                     SIX MONTHS
                                                                        ENDED
                                                                       JUNE 30,
                                                               -----------------------
                                                                  1997          1996
                                                               ---------     ---------
OPERATING ACTIVITIES:
   Net (loss) income                                           $     277     $   2,141
   Extraordinary loss                                             11,288           844
   Decrease in deferred taxes                                     (5,002)        1,428
   Depreciation and amortization                                  25,164         5,259
   Other                                                             597           912
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                   (9,856)        1,322
     Decrease in prepaid expenses and other                        1,859           210
     Decrease in accrued interest                                   (950)         (123)
     Increase in accounts payable and other liabilities            5,908           566
                                                               ---------     ---------
        Net Cash Provided by Operating Activities                 29,285        12,559
                                                               ---------     ---------


INVESTING ACTIVITIES:
   Acquisitions of outdoor advertising assets                   (313,737)      (23,342)
   Capital expenditures                                           (9,697)       (2,891)
                                                               ---------     ---------
        Net Cash Used in Investing Activities                   (323,434)      (26,233)
                                                               ---------     ---------


FINANCING ACTIVITIES:
   Proceeds from Senior Credit Facility                          331,348        28,353
   Proceeds from 8 7/8% Senior Subordinated Notes, net           485,795
   Principal payments on long-term debt and capital leases      (587,265)      (33,744)
   Increase in deferred financing costs                          (23,636)
   Cash dividends paid on preferred stock                                         (293)
   Redemption of preferred and exchangeable preferred stock                    (16,369)
   Issuance of common stock, net                                 394,547        36,643
                                                               ---------     ---------
        Net Cash Provided by Financing Activities                600,789        14,590
                                                               ---------     ---------

Effect of exchange rate changes on cash                              (97)           --
                                                               ---------     ---------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                   306,543           916

CASH AND CASH EQUIVALENTS - BEGINNING                             11,887         1,739
                                                               ---------     ---------

CASH AND CASH EQUIVALENTS - ENDING                             $ 318,430     $   2,655
                                                               =========     =========

            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

NOTE 2 - NET INCOME (LOSS) PER SHARE

   Primary income (loss) per common and common equivalent share is computed on the weighted average number of common and common equivalent shares outstanding during each period and includes shares issuable upon exercise of stock options.

NOTE 3 - 1997 ACQUISITIONS

   During the first six months of 1997, the Company acquired outdoor advertising assets in the following locations for the following purchase prices:

                                                                      DATE           PURCHASE
                                                                    ACQUIRED           PRICE
                                                                   -----------       --------
                                                                                  (In thousands)
   Villepigue Outdoor - New York                                   January 9         $ 27,261
   Atlanta Bus Shelters - Atlanta                                  January 10           6,401
   Philbin & Coine, Inc. - Louisville                              January 22             830
   Scadron Enterprises - Chicago                                   February 14         24,515
   Murad Communications - Toronto                                  February 28          5,418
   Reynolds Outdoor, LP - Dallas                                   February 28         31,651
   Ad Outdoor - Halifax                                            March 6                946
   Burlington Northern/Santa Fe - Western and Midwestern states    March 26            17,500
   3M Transit - Toronto                                            March 31             3,381
   Van Wagner - New York & Los Angeles                             May 22             172,824
   Key One - Canada                                                May 29                 803
   Deposit on 3M Acquisition                                                           20,214
   Other                                                                                1,993
                                                                                     --------
                                                                                     $313,737
                                                                                     ========

   Each of these acquisitions has been accounted for using the purchase method of accounting. The purchase prices above include working capital purchased and applicable fees and expenses; such working capital is subject to final adjustment before December 31, 1998. These acquisitions were financed, primarily, utilizing cash flows and borrowings under the Company's senior credit facility.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENT

   Effective in 1997, the Company is required to implement SFAS No. 128, "Earnings Per Share" which requires, among other matters, presentation of basic earnings per share, which is calculated utilizing only weighted average common shares outstanding. Basic and fully diluted earnings (loss) per share would have been $(0.01) and $(0.04) for the three months ended June 30, 1997 and 1996, and $0.01 and $(0.05) for the six months ended June 30, 1997 and 1996 under SFAS 128.

   The Financial Accounting Standards Board recently issued SFAS No. 130 on "Reporting Comprehensive Income" and SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information". The "Reporting Comprehensive Income" standard is effective for fiscal years beginning after December 15, 1997. The standard changes the reporting of certain items currently reported in the common stock equity section of the balance sheet. The Company is currently evaluating what impact this standard will have on the Company's financial statements. The "Disclosures about Segments of an Enterprise and Related Information" standard is effective for fiscal years beginning after December 15, 1997. This standard requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this standard will have on its disclosures.

NOTE 5 - SUBSEQUENT EVENTS

   PENDING ACQUISITION

     3M Media Acquisition - On April 30, 1997, the Company entered into an Agreement of Purchase and Sale to acquire the outdoor advertising operations of Minnesota Mining and Manufacturing Company ("3M") through the purchase of the capital stock of National Advertising Company, a subsidiary of 3M ("3M Media"), for approximately $1.0 billion in cash.

     The 3M Media acquisition is subject to various conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     The Company intends to finance the purchase price of the pending acquisition and the fees and expenses associated with the pending acquisition and the acquisition financing through (i) proceeds from the offering of 13,500,000 shares of common stock (the "Common Stock Offering") to the public, completed on May 28, 1997, (ii) proceeds of an offering of $500 million aggregate principal amount of 87/8% Senior Subordinated Notes due 2007 completed on June 23, 1997 (the "Notes Offering"), and (iii) borrowings under the Company's senior credit facility which is expected to be amended to provide for a revolving credit facility and term loans of up to approximately $900 million.

     The Company received written commitments from Canadian Imperial Bank of Commerce ("CIBC") to increase the amounts that may be borrowed under its senior credit facility to up to $400 million of revolving credit loans and up to $500 million of term loans.

   PENDING DISPOSAL

     On August 4, 1997, the Company announced that it had entered into a letter of intent with Lamar Advertising Company ("Lamar") to sell to Lamar certain outdoor advertising assets the Company will acquire from 3M upon the closing of the 3M Media acquisition. The assets contemplated to be sold to Lamar consist of approximately 1,800 advertising displays in Atlanta, Denver, Detroit, Grand Rapids, Houston, New Orleans, Kansas City, Louisville, Phoenix and Sacramento. The purchase price for such assets is expected to be approximately $115 million in cash. The transaction is subject to the closing of the 3M Media acquisition, execution of a definitive agreement with Lamar and other customary conditions, including expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for the Lamar transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

   Operating results for the three and six months ended June 30, 1997 include the operations of the Gannett Outdoor acquisition (the "Gannett Outdoor Acquisition") completed August 23, 1996, and the several acquisitions completed during the first and second quarters of 1997 (see Note 3 to the Condensed Consolidated Financial Statements (unaudited)) (collectively the
"Acquisitions").

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND
JUNE 30, 1996

   Gross revenues increased 397.7% to $110.5 million during the second quarter of 1997 compared to $22.2 million in the second quarter of 1996. Gross revenues increased approximately 12.8% during the second quarter of 1997 compared to the second quarter of 1996 for markets where the Company operated both in the 1997 and 1996 periods. The balance of the increased revenues were a result of the 1997 Acquisitions.

   Agency commissions were 14.0% and 13.2% of gross revenues in the second quarter of 1997 and the second quarter of 1996, respectively. Agency commissions were higher in the 1997 quarter primarily as a result of a slightly higher proportion of revenues generated through advertising agencies.

   Net revenues increased by 408.4% to $99.6 million in the second quarter of 1997 compared to $19.6 million in the second quarter of 1996, primarily as a result of the increase in gross revenues combined with an increase of $4.2 million of other income. Other income increased primarily due to the inclusion of revenues from a printing operation acquired in connection with the Gannett Outdoor Acquisition.

   Direct advertising expenses increased to $52.9 million in the second quarter of 1997 compared to $8.3 million in the second quarter of 1996. This was primarily a result of the Acquisitions. As a percentage of net revenues, direct advertising expenses were approximately 53.1% in the second quarter of 1997 compared to 42.3% in the second quarter of 1996.

   General and administrative expenses increased to $6.2 million in the second quarter of 1997 compared to $1.1 million in the second quarter of 1996, primarily as a result of the Acquisitions. As a percentage of net revenues, general and administrative expenses increased to 6.2% from 5.8% in the second quarter of 1997 compared to the second quarter of 1996.

   EBITDA (operating income (loss) before interest, taxes, depreciation and amortization expense) increased by 298.8% to $40.5 million in the second quarter of 1997 from $10.2 million in the second quarter of 1996, as a result of the Acquisitions.

   Depreciation and amortization expense increased to $13.5 million in the second quarter of 1997 compared to $2.7 million in the second quarter of 1996, primarily due to the Acquisitions, offset in part by certain assets becoming fully depreciated during the second quarter of 1997. As a percentage of net revenues, depreciation and amortization expense decreased to 13.6% from 13.8% in the second quarter of 1997 compared to the second quarter of 1996.

   Interest expense increased to $16.1 million in the second quarter of 1997 from $3.8 million in the second quarter of 1996, as a result of interest expense related to the obligations incurred in connection with the Acquisitions. As a percentage of net revenues, interest expense decreased to 16.2% for the second quarter of 1997 compared to 19.3% for the second quarter of 1996.

   The Company recorded an income tax provision of approximately $4.5 million in the second quarter of 1997 compared to $1.5 million in the second quarter of 1996. The Company reported a $6.8 million extraordinary loss, net of $4.5 million tax benefit, in the second quarter of 1997 resulting from one time financing fees in connection with the Common Stock Offering and the Notes Offering.

   The foregoing factors contributed to the Company's $.4 million net loss in the second quarter of 1997 compared to $1.4 million net income in the second quarter of 1996.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND
JUNE 30, 1996

   Gross revenues increased by 377.6% to $200.2 million during the first six months of 1997 compared to $41.9 million in the first six months of 1996. Gross revenues increased approximately 10.6% during the first six months of 1997 compared to the first six months quarter of 1996 for markets where the Company operated both in the 1997 and 1996 periods. The balance of the increased revenues were a result of the 1997 Acquisitions.

   Agency commissions were 14.0% and 13.6% of gross revenues in the first six months of 1997 and the first six months of 1996, respectively. Agency commissions were higher in the first six months of 1997 primarily as a result of a slightly higher proportion of revenues generated through advertising agencies.

   Net revenues increased by 391.8% to $179.6 million in the first six months of 1997 compared to $36.5 million in the first six months of 1996, primarily as a result of the increase in gross revenues combined with an increase of $7.1 million of other income. Other income increased primarily due to the inclusion of license fee revenue from perpetual easements acquired in the second quarter of 1996 and the inclusion of revenues from a printing operation acquired in connection with the Gannett Outdoor Acquisition.

   Direct advertising expenses increased to $97.5 million in the first six months of 1997 compared to $16.2 million in the first six months of 1996. This increase was primarily a result of the Acquisitions. As a percentage of net revenues, direct advertising expenses were approximately 54.3% in the first six months of 1997 compared to 44.2% in the first six months of 1996.

   General and administrative expenses increased to $12.9 million in the first six months of 1997 compared to $2.2 million in the first six months of 1996, primarily as a result of the Acquisitions. As a percentage of net revenues, general and administrative expenses increased to 7.2% from 6.1% in the first six months of 1997 compared to the first six months of 1996.

   EBITDA (operating income (loss) before interest, taxes, depreciation and amortization expense) increased by 281.2% to $69.2 million in the first six months of 1997 from $18.2 million in the first six months of 1996, as a result of the Acquisitions.

   Depreciation and amortization expense increased to $25.2 million in the first six months of 1997 compared to $5.3 million in the first six months of 1996, primarily due to the Acquisitions, offset in part by certain assets becoming fully depreciated during the first six months of 1997. As a percentage of net revenues, depreciation and amortization expense decreased to 14.0% from 14.4% in the first six months of 1997 compared to the first six months of 1996.

   Interest expense increased to $32.0 million in the first six months of 1997 from $7.9 million in the first six months of 1996, as a result of interest expense related to the obligations incurred in connection with the Acquisitions. As a percentage of net revenues, interest expense decreased to 17.8% for the first six months of 1997 compared to 21.7% for the first six months of 1996.

   The Company recorded an income tax provision of approximately $5.0 million in the first six months of 1997 compared to $2.0 million in the first six months of 1996. The Company reported a $6.8 million extraordinary loss, net of $4.5 million tax benefit, in the first six months of 1997 resulting from one time financing fees in connection with the Common Stock Offering and the Notes Offering.

   The foregoing factors contributed to the Company's $.3 million net income in the first six months of 1997 compared to $2.1 million net income in the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's working capital increased to $374.2 million at June 30, 1997 compared to $36.1 million at December 31, 1996. This increase resulted primarily from cash provided by the Common Stock Offering and the Notes Offering intended to be used to finance the 3M Media Acquisition (as defined below), offset in part by cash used for the acquisitions completed during the first and second quarters of 1997 (the "1997 Acquisitions") and for the repayment of borrowings under its senior credit facility.

   Net cash provided by operating activities increased by $16.7 million to $29.3 million for the six months ended June 30, 1997, compared to $12.6 million for the six months ended June 30, 1996, primarily due to changes in working capital accounts and the effect of a larger depreciation and amortization expense as a component of net income. Net cash used in investing activities increased to $322.6 million in the first six months of 1997 from $26.2 million in the first six months of 1996, primarily because of the 1997 Acquisitions. Net cash provided by financing activities was $600.0 million for the first six months of 1997 compared to net cash provided by financing activities of $14.6 million for the first six months of 1996, primarily because of proceeds received from the Common Stock Offering and the Notes Offering intended to be used to finance the 3M Media Acquisition.

   The Company made approximately $9.7 million of capital expenditures during the first six months of 1997, an increase from approximately $6.8 million during the first six months of 1996. Currently, the Company has no material commitments for capital expenditures in the ordinary course of business, although it anticipates ongoing capital expenditures, other than for acquisitions, will be approximately $26.0 million to $30.0 million in each of the next two years.

   On April 30, 1997, the Company entered into an Agreement of Purchase and Sale to acquire (the "3M Media Acquisition") the outdoor advertising operations of 3M through the purchase of the capital stock of 3M Media for approximately $1.0 billion in cash. The 3M Media Acquisition is subject to various conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

   The Company completed the Common Stock Offering on May 28, 1997, resulting in net proceeds to the Company of $392.1 million. The Company also completed the Notes Offering on June 23, 1997, resulting in net proceeds to the Company of $485.8 million.

   The Company intends to finance the purchase price of the pending 3M Media Acquisition and the fees and expenses associated with the pending 3M Media Acquisition and the acquisition financing through (i) proceeds from the Common Stock Offering, (ii) proceeds from the Notes Offering, and (iii) borrowings under the Company's senior credit facility which is expected to be amended to provide for a revolving credit facility and term loans of up to approximately $900 million.

   Pending the completion of the 3M Media Acquisition, the Company used approximately $579 million of the net proceeds of the Common Stock Offering and the Notes Offering to reduce indebtedness outstanding under the senior credit facility and has invested the balance of such net proceeds in short term interest bearing securities.

   The Company received written commitments from Canadian Imperial Bank of Commerce ("CIBC") to increase the amounts that may be borrowed under its senior credit facility to up to $400 million of revolving credit loans and up to $500 million of term loans.

   The Company believes that the net proceeds of the Common Stock Offering and the Notes Offering, internally generated funds and available borrowings under the senior credit facility, as proposed to be amended, will be sufficient to satisfy its operating cash requirements for at least the next twelve to twenty-four months. The Company may, however, require additional capital to consummate significant acquisitions in the future and there can be no assurance that such capital will be available.

RECENT DEVELOPMENTS

   On August 4, 1997, the Company announced that it had entered into a letter of intent with Lamar Advertising Company ("Lamar") to sell to Lamar certain outdoor advertising assets the Company will acquire from 3M upon the closing of the 3M Media Acquisition. The assets contemplated to be sold to Lamar consist of approximately 1,800 advertising displays in Atlanta, Denver, Detroit, Grand Rapids, Houston, New Orleans, Kansas City, Louisville, Phoenix and Sacramento. The purchase price for such assets is expected to be approximately $115 million in cash. The transaction is subject to the closing of the 3M Media Acquisition, execution of a definitive agreement with Lamar and other customary conditions, including expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for the Lamar transaction.

   The Company expects to complete the 3M Media Acquisition and the Lamar transaction on or about August 15, 1997. There can be no assurance, however, that these closings will occur as anticipated.


FORWARD-LOOKING STATEMENTS

   This report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "estimate", "expect", "anticipate", "believe" and similar expressions are intended to identify forward-looking statements. The Company cautions that reliance on any forward-looking statement involves risk and uncertainties, and that although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. The uncertainties in this regard include, but are not limited to, those identified in the risk factors discussed under "Risk Factors" in the Company's Prospectus dated July 24, 1997 included in the Company's Registration Statement on Form S-4 (Reg. No. 333-30957).

                                     PART II

                                OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of the Company was held on May 29, 1997. The following matters were submitted to a vote at the meeting:

      (1) A proposal to elect one Class I director to the Board of Directors to serve for a term of three years. The results of the voting with respect to the election were as follows:

            Nominee                   For           Authority Withheld
            -------                   ---           ------------------
            Stephen F. Butterfield    35,298,393    276,735

      The directors whose terms of office continued after the 1997 Annual Meeting of Stockholders are Brian J. O'Connor (term expiring 1998) and William
S. Levine and Arturo R. Moreno (terms expiring 1999).

      (2) A proposal to amend the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock from 60,000,000 to 200,000,000 shares. The results of the voting on this matter were as follows:

            For           Against      Abstain    Broker Non-Votes
            ---           -------      -------    ----------------
            29,581,648    5,968,865    24,615     None

      (3) A proposal to approve the Incentive Bonus Plan for the Chief Executive Officer. The results of the voting on this matter were as follows:

            For           Against    Abstain    Broker Non-Votes
            ---           -------    -------    ----------------
            35,433,656    81,395     20,550     39,527


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed herewith:

          Exhibit No.    Document
          -----------    --------

           27            Financial Data Schedule


(b)   Reports on Form 8-K.

         Form 8-K filed June 18, 1997 reporting the private placement of $500 million aggregate principal amount of 87/8% Senior Subordinated Notes due 2007.

         Form 8-K filed June 4, 1997 reporting an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock and an amendment to the underwriting agreement entered into in connection with the Company's public offering of Common Stock.

         Form 8-K filed May 27, 1997 reporting the completion of the acquisition of Van Wagner Communications, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        OUTDOOR SYSTEMS, INC.



DATED: August 13, 1997    By                          /S/ Bill Beverage
                            ---------------------------------------------------------------
                            Bill Beverage, Chief Financial Officer, Secretary and Treasurer
                                                (Principal Accounting Officer)