Form 10-Q
period 1997-09-30
OUTDOOR SYSTEMS INC
filed 1997-11-10
CIK 874534

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997


                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______


Commission file number 1-13275


                              OUTDOOR SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                        86-0736400
(State or other jurisdiction of incorporation)    (I.R.S. Employer Identification No.)


2502 N. BLACK CANYON HIGHWAY, PHOENIX, ARIZONA                    85009
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

            Yes   X   No



Number of Common Shares outstanding at November 10, 1997: 80,748,093 SHARES.

                                    CONTENTS


                                                                                            PAGE
PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets September 30, 1997 (unaudited) and
          December 31, 1996 .............................................................     1

      Condensed Consolidated Statements of Operations for the Three and Nine Months ended
          September 30, 1997 and 1996 (unaudited) .......................................     2

      Condensed Consolidated Statements of Cash Flows for the Nine Months ended
          September 30, 1997 and 1996 (unaudited) .......................................     3

      Notes to Condensed Consolidated Financial Statements ..............................     4


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS ................................     6


    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK ..................................................     8



PART II - OTHER INFORMATION
    ITEM 1. LEGAL PROCEEDINGS ...........................................................     9

    ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ...................................     9

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES .............................................     9

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS ..........................................................     9

    ITEM 5. OTHER INFORMATION ...........................................................     9

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ............................................     9

    SIGNATURES ..........................................................................    10

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              OUTDOOR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 SEPTEMBER       DECEMBER
                                                                 30, 1997        31, 1996
                                                                -----------     -----------
                                                                (Unaudited)
ASSETS
    Current Assets:
      Cash and cash equivalents                                 $    18,674     $    11,887
      Accounts receivable, net                                       96,838          56,975
      Prepaid land leases                                            27,342          10,938
      Prepaid expenses and other                                     17,521          17,374
                                                                -----------     -----------
         Total current assets                                       160,375          97,174

    Property and Equipment, net                                   1,592,258         742,144
    Prepaid Land Leases and Other                                    10,485          10,155
    Deferred Financing Costs                                         42,098          24,151
    Goodwill, net                                                   367,224          59,831
                                                                -----------     -----------
                                                                $ 2,172,440     $   933,455
                                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
      Accounts payable                                          $     8,884     $     8,323
      Accrued interest                                               24,421           7,056
      Accrued expenses and other liabilities                         35,373          17,653
      Current maturities of long-term debt                           38,250          28,000
                                                                -----------     -----------
         Total current liabilities                                  106,928          61,032

    Long-term Debt                                                1,371,315         578,409
    Other Long-term Obligations                                       4,129           5,835
                                                                -----------     -----------
         Total liabilities                                        1,482,372         645,276
                                                                -----------     -----------

    Common Stockholders' Equity:
      Common stock, $.01 par value - authorized, 200,000,000
         shares; issued and outstanding 80,748,093
         and 60,233,447 shares, respectively                            807             602
      Additional paid-in-capital                                    710,807         316,788
      Accumulated deficit                                           (17,255)        (25,275)
      Treasury stock at cost - 17,213,331 shares                     (4,053)         (4,053)
      Foreign currency translation adjustment                          (238)            117
                                                                -----------     -----------
         Total common stockholders' equity                          690,068         288,179
                                                                -----------     -----------
                                                                $ 2,172,440     $   933,455
                                                                ===========     ===========

            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                      THREE MONTHS                       NINE MONTHS
                                                          ENDED                            ENDED
                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                              -----------------------------     -----------------------------
                                                  1997             1996             1997             1996
                                              ------------     ------------     ------------     ------------
REVENUES:
   Outdoor advertising                        $    148,200     $     46,645     $    348,433     $     88,575
   Less agency commissions and discounts            20,353            6,532           48,321           12,232
                                              ------------     ------------     ------------     ------------
                                                   127,847           40,113          300,112           76,343
   Other income                                      4,144            1,656           11,523            1,953
                                              ------------     ------------     ------------     ------------
     Net Revenues                                  131,991           41,769          311,635           78,296
                                              ------------     ------------     ------------     ------------


OPERATING EXPENSES:
   Direct advertising                               64,279           22,285          161,795           38,436
   General and administrative                        7,143            2,787           20,027            5,000
   Depreciation and amortization                    23,041            5,888           48,205           11,147
                                              ------------     ------------     ------------     ------------
                                                    94,463           30,960          230,027           54,583
                                              ------------     ------------     ------------     ------------

Gain on 1996 Sale                                                     7,344                             7,344
                                              ------------     ------------     ------------     ------------

   Operating income                                 37,528           18,153           81,608           31,057

INTEREST - NET                                      23,479            9,340           55,508           17,269
                                              ------------     ------------     ------------     ------------
   Income before items set forth below              14,049            8,813           26,100           13,788
INCOME TAX PROVISION                                 6,306            3,646           11,307            5,636
                                              ------------     ------------     ------------     ------------
   Income before extraordinary loss                  7,743            5,167           14,793            8,152
EXTRAORDINARY LOSS                                                  (12,387)          (6,773)         (13,230)
                                              ------------     ------------     ------------     ------------

NET INCOME (LOSS)                             $      7,743     $     (7,220)    $      8,020     $     (5,078)
                                              ============     ============     ============     ============

LESS STOCK DIVIDENDS,
   ACCRETIONS AND DISCOUNTS
   ON REDEMPTIONS                                                                                       3,461
                                              ------------     ------------     ------------     ------------

NET INCOME (LOSS) ATTRIBUTABLE
   TO COMMON SHAREHOLDERS                     $      7,743     $     (7,220)    $      8,020     $     (8,539)
                                              ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON
    AND EQUIVALENT SHARE:
   Income (loss) before extraordinary loss    $        .09     $        .10     $        .19     $        .12
   Extraordinary loss                                                  (.25)            (.09)            (.33)
                                              ------------     ------------     ------------     ------------
   Net income (loss) per common share         $        .09     $       (.15)    $        .10     $       (.21)
                                              ============     ============     ============     ============

   Weighted average number of shares            89,520,730       49,819,561       78,914,862       40,020,336
                                              ============     ============     ============     ============

            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                       NINE MONTHS
                                                                          ENDED
                                                                      SEPTEMBER 30,
                                                               ---------------------------
                                                                   1997            1996
                                                               -----------     -----------
OPERATING ACTIVITIES:
   Net (loss) income                                           $     8,020     $    (5,078)
   Extraordinary loss, net                                           6,773          13,230
   Gain on 1996 Sale                                                                (7,344)
   Decrease (increase) in deferred taxes                             4,102          (3,747)
   Depreciation and amortization                                    48,205          11,147
   Other                                                               711           1,639
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                    (17,361)          8,742
     Decrease in prepaid expenses and other                          3,041           1,625
     (Decrease) increase in note receivable                                         (6,440)
     Decrease in deferred financing costs                            3,485             963
     Increase (decrease) in accrued interest                        17,367          (3,384)
     Increase in accounts payable and other liabilities              7,487           3,041
                                                               -----------     -----------
        Net Cash Provided by Operating Activities                   81,830          14,394
                                                               -----------     -----------


INVESTING ACTIVITIES:
   Acquisitions of outdoor advertising assets                   (1,219,291)       (736,329)
   1996 Sale                                                                         9,290
   Capital expenditures                                            (20,772)         (5,336)
                                                               -----------     -----------
        Net Cash Used in Investing Activities                   (1,240,063)       (732,375)
                                                               -----------     -----------


FINANCING ACTIVITIES:
   Proceeds from Senior Credit Facility                          1,012,012         696,655
   Proceeds from 8 7/8% Senior Subordinated Notes, net             485,795
   Principal payments on long-term debt and capital leases        (694,179)       (133,340)
   Increase in deferred financing costs                            (32,721)
   Cash dividends paid on preferred stock                                             (293)
   Redemption of preferred and exchangeable preferred stock                        (16,369)
   Redemption of 10 3/4% Senior Notes                                             (137,851)
   Issuance of common stock, net                                   394,225         320,120
                                                               -----------     -----------
        Net Cash Provided by Financing Activities                1,165,132         728,922
                                                               -----------     -----------

Effect of exchange rate changes on cash                               (112)            (25)
                                                               -----------     -----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                       6,787          10,916

CASH AND CASH EQUIVALENTS - BEGINNING                               11,887           1,739
                                                               -----------     -----------

CASH AND CASH EQUIVALENTS - ENDING                             $    18,674     $    12,655
                                                               ===========     ===========

            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

NOTE 2 - NET INCOME (LOSS) PER SHARE

   Primary income (loss) per common and common equivalent share is computed on the weighted average number of common and common equivalent shares outstanding during each period and includes shares issuable upon exercise of stock options.

NOTE 3 - 1997 ACQUISITIONS

   During the first nine months of 1997, the Company acquired outdoor advertising assets in the following locations for the following purchase prices:

                                                                       DATE              PURCHASE
                                                                     ACQUIRED              PRICE
                                                                   ------------         ----------
                                                                                      (In thousands)
   Villepigue Outdoor - New York                                   January 9            $   27,261
   Atlanta Bus Shelters - Atlanta                                  January 10                6,401
   Philbin & Coine, Inc. - Louisville                              January 22                  830
   Scadron Enterprises - Chicago                                   February 14              24,515
   Murad Communications - Toronto                                  February 28               5,418
   Reynolds Outdoor, LP - Dallas                                   February 28              31,557
   Ad Outdoor - Halifax                                            March 6                     939
   Burlington Northern/Santa Fe - Western and Midwestern states    March 26                 30,116
   3M Transit - Toronto                                            March 31                  3,381
   Van Wagner - New York & Los Angeles                             May 22                  172,757
   Key One - Canada                                                May 29                      797
   CSX Easements - Atlanta                                         May 31                    1,098
   May - Los Angeles                                               June 5                    1,026
   Connell - Dallas                                                June 5                    1,011
   National Advertising Company *                                  August 15               903,199
   Sellex - Toronto                                                August 29                   849
   Gleason - Atlanta                                               August 31                 2,721
   Landex - Toronto                                                September 12              1,435
   MacDonald & MacDonald - Edmonton                                September 30              3,980
                                                                                        ----------
                                                                                        $1,219,291
                                                                                        ==========

* Net of proceeds received by the Company upon the simultaneous disposition of certain assets as described below.

   The 1997 acquisitions have been accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. The acquisitions resulted in goodwill of $307.8 million which represents the excess of the purchase price over the fair value of the assets which amount will be amortized on a straight-line basis over 30 years. The Company is continuing its evaluation of the fair value of the 1997 acquisitions and further adjustments to the purchase prices may be made.

   As set forth in the table above, on August 15, 1997, the Company acquired the outdoor advertising operations of Minnesota Mining and Manufacturing Company ("3M") through the purchase of the capital stock of National Advertising Company, a subsidiary of 3M ("3M Media"), for approximately $1.0 billion in cash (the "3M Acquisition").

   The Company financed the purchase price of the 3M Acquisition and the fees and expenses associated with the acquisition and the acquisition financing through (i) proceeds from the offering of 13,500,000 shares of common stock (the "Common Stock Offering") to the public, completed on May 28, 1997, (ii) proceeds of an offering of $500 million aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2007 completed on June 23, 1997 (the "Notes Offering"), and (iii) borrowings under the Company's senior credit facility which was amended to provide for a revolving credit facility and term loans of up to approximately $900 million.

   In connection and simultaneously with the 3M Acquisition, the Company sold to Lamar Advertising Company ("Lamar") and another outdoor advertising company certain outdoor advertising assets the Company acquired from 3M. The assets sold consisted of approximately 1,800 advertising displays in Atlanta, Denver, Detroit, Grand Rapids, Houston, New Orleans, Kansas City, Louisville, Phoenix and Sacramento. The selling price for such assets was approximately $116 million in cash.

   The other 1997 acquisitions were financed, primarily, utilizing cash flows and borrowings under the Company's senior credit facility.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENT

   Effective in 1997, the Company is required to implement SFAS No. 128, "Earnings Per Share" which requires, among other matters, presentation of basic earnings per share, which is calculated utilizing only weighted average common shares outstanding. Basic earnings (loss) per share would have been $0.09 and $(0.13) for the three months ended September 30, 1997 and 1996, and $0.11 and $(0.18) for the nine months ended September 30, 1997 and 1996 under SFAS 128. Fully diluted earnings (loss) per share would have been $0.09 and $(0.12) for the three months ended September 30, 1997 and 1996, and $0.10 and $(0.18) for the nine months ended September 30, 1997 and 1996 under SFAS 128.

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

NOTE 5 - 1997 EXTRAORDINARY LOSS

   In connection with the 3M Acquisition, the Company entered into bridge loan financing commitments. Commitment fees aggregated $11.3 million. The bridge loan financing commitment was cancelled in June 1997 after the Company completed the Notes Offering, without the Company needing borrowings under a bridge loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

   Operating results for the three and nine months ended September 30, 1997 include the operations of the Gannett Outdoor acquisition (the "Gannett Outdoor Acquisition") completed August 23, 1996, the operations of the 3M Media acquisition (the "3M Acquisition") completed August 15, 1997, and the several acquisitions completed during the first nine months of 1997 (the "Other 1997 Acquisitions") (see Note 3 to the Condensed Consolidated Financial Statements (unaudited)) (collectively, the "Acquisitions").

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND
SEPTEMBER 30, 1996

   Gross revenues increased 217.7% to $148.2 million during the third quarter of 1997 from $46.6 million in the third quarter of 1996. Gross revenues increased approximately 10.2% during the third quarter of 1997 compared to the third quarter of 1996 for markets where the Company operated both in the 1997 and 1996 periods. The balance of the increased revenues were a result of the 3M Acquisition and the Other 1997 Acquisitions (the "1997 Acquisitions").

   Agency commissions were 13.7% of gross revenues in the third quarter of 1997 compared to 14.0% in the third quarter of 1996. Agency commissions were lower in the 1997 quarter primarily as a result of a slightly lower proportion of revenues generated through advertising agencies.

   Net revenues increased by 216.0% to $132.0 million in the third quarter of 1997 from $41.8 million in the third quarter of 1996, primarily as a result of the increase in gross revenues combined with an increase of $2.5 million of other income. Other income increased primarily due to the inclusion of license fee revenue from perpetual easements acquired at the end of the first quarter of 1997 and the inclusion of revenues from a printing operation acquired in connection with the Gannett Outdoor Acquisition.

   Direct advertising expenses increased to $64.3 million in the third quarter of 1997 from $22.3 million in the third quarter of 1996. This was primarily a result of the 1997 Acquisitions. As a percentage of net revenues, direct advertising expenses decreased to 48.7% in the third quarter of 1997 from 53.4% in the third quarter of 1996.

   General and administrative expenses increased to $7.1 million in the third quarter of 1997 compared to $2.8 million in the third quarter of 1996, primarily as a result of the 1997 Acquisitions. As a percentage of net revenues, general and administrative expenses decreased to 5.4% in the third quarter of 1997 from 6.7% in the third quarter of 1996.

   EBITDA (operating income (loss) before interest, taxes, depreciation and amortization expense and gain on 1996 sale) increased by 262.8% to $60.6 million in the third quarter of 1997 from $16.7 million in the third quarter of 1996, as a result of the 1997 Acquisitions.

   Depreciation and amortization expense increased to $23.0 million in the third quarter of 1997 compared to $5.9 million in the third quarter of 1996, primarily due to the 1997 Acquisitions, offset in part by certain assets becoming fully depreciated during the third quarter of 1997. As a percentage of net revenues, depreciation and amortization expense increased to 17.5% in the third quarter of 1997 from 14.1% in the third quarter of 1996.

   Interest expense increased to $23.5 million in the third quarter of 1997 from $9.3 million in the third quarter of 1996, as a result of interest expense related to the obligations incurred in connection with the 1997 Acquisitions. As a percentage of net revenues, interest expense decreased to 17.8% for the third quarter of 1997 from 22.4% for the third quarter of 1996.

   The Company recorded an income tax provision of approximately $6.3 million in the third quarter of 1997 compared to $3.6 million in the third quarter of 1996.

   The foregoing factors contributed to the Company's $7.7 million net income in the third quarter of 1997 compared to $7.2 million net loss in the third quarter of 1996.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
SEPTEMBER 30, 1996

   Gross revenues increased by 293.4% to $348.4 million during the first nine months of 1997 compared to $88.6 million in the first nine months of 1996. Gross revenues increased approximately 10.4% during the first nine months of 1997 compared to the first nine months of 1996 for markets where the Company operated both in the 1997 and 1996 periods. The balance of the increased revenues were a result of the 1997 Acquisitions.

   Agency commissions were 13.9% of gross revenues in the first nine months of 1997 compared to 13.8% in the first nine months of 1996. Agency commissions were higher in the first nine months of 1997 primarily as a result of a slightly higher proportion of revenues generated through advertising agencies.

   Net revenues increased by 298.0% to $311.6 million in the first nine months of 1997 from $78.3 million in the first nine months of 1996, primarily as a result of the increase in gross revenues combined with an increase of $9.6 million of other income. Other income increased primarily due to the inclusion of license fee revenue from perpetual easements acquired at the end of the first quarter of 1997 and the inclusion of revenues from a printing operation acquired in connection with the Gannett Outdoor Acquisition.

   Direct advertising expenses increased to $161.8 million in the first nine months of 1997 from $38.4 million in the first nine months of 1996. This increase was primarily a result of the 1997 Acquisitions. As a percentage of net revenues, direct advertising expenses were approximately 51.9% in the first nine months of 1997 compared to 49.1% in the first nine months of 1996.

   General and administrative expenses increased to $20.0 million in the first nine months of 1997 from $5.0 million in the first nine months of 1996, primarily as a result of the 1997 Acquisitions. As a percentage of net revenues, general and administrative expenses were approximately 6.4% in the first nine months of 1997 and 1996.

   EBITDA (operating income (loss) before interest, taxes, depreciation and amortization expense and gain on 1996 sale) increased by 272.4% to $129.8 million in the first nine months of 1997 from $34.9 million in the first nine months of 1996, as a result of the 1997 Acquisitions.

   Depreciation and amortization expense increased to $48.2 million in the first nine months of 1997 from $11.1 million in the first nine months of 1996, primarily due to the 1997 Acquisitions, offset in part by certain assets becoming fully depreciated during the first nine months of 1997. As a percentage of net revenues, depreciation and amortization expense increased to 15.5% in the first nine months of 1997 from 14.2% in the first nine months of 1996.

   Interest expense increased to $55.5 million in the first nine months of 1997 from $17.3 million in the first nine months of 1996, as a result of interest expense related to the obligations incurred in connection with the 1997 Acquisitions. As a percentage of net revenues, interest expense decreased to 17.8% for the first nine months of 1997 from 22.1% for the first nine months of 1996.

   The Company recorded an income tax provision of approximately $11.3 million in the first nine months of 1997 compared to $5.6 million in the first nine months of 1996. The Company reported a $6.8 million extraordinary loss, net of $4.5 million tax benefit, in the first nine months of 1997 and a $13.2 million extraordinary loss, net of $8.8 million tax benefit, in the first nine months of 1996, both resulting primarily from one time bridge loan commitment costs in connection with the Acquisitions and from a premium associated with the early redemption of 10 3/4% Senior Notes due 2003.

   The foregoing factors contributed to the Company's $8.0 million net income in the first nine months of 1997 compared to $5.1 million net loss in the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's working capital increased to $53.4 million at September 30, 1997 compared to $36.1 million at December 31, 1996. This increase resulted primarily from the increase in accounts receivable and prepaid land leases offset by the increase in accrued interest and other liabilities due to the 1997 Acquisitions.

   Net cash provided by operating activities increased by $67.4 million to $81.8 million for the nine months ended September 30, 1997, compared to $14.4 million for the nine months ended September 30, 1996, primarily due to changes in working capital accounts and the effect of a larger depreciation and amortization expense as a component of net income. Net cash used in investing activities increased to $1,240.0 million in the first nine months of 1997 from $732.4 million in the first nine months of 1996, primarily because of the 1997 Acquisitions. Net cash provided by financing activities was $1,165.1 million for the first nine months of 1997 compared to $728.9 million for the first nine months of 1996, primarily because of proceeds received from the Common Stock Offering, the Notes Offering and borrowings under the senior credit facility, all used to finance the 1997 Acquisitions.

   The Company made approximately $20.8 million of capital expenditures during the first nine months of 1997, an increase from approximately $5.3 million during the first nine months of 1996. Currently, the Company has no material commitments for capital expenditures in the ordinary course of business, although it anticipates ongoing capital expenditures, other than for acquisitions, will be approximately $28.0 million to $32.0 million in each of the next two years.

   On August 15, 1997, the Company completed the acquisition of the outdoor advertising operations of 3M through the purchase of the capital stock of National Advertising Company for approximately $903.2 million in cash, which is net of approximately $117.2 million from simultaneous divestitures.

   The Company financed the purchase price of the 3M Acquisition and the fees and expenses associated with the 3M Acquisition and the acquisition financing through (i) proceeds from the Common Stock Offering, (ii) proceeds from the Notes Offering, and (iii) borrowings under the Company's senior credit facility.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Not applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed herewith:

          Exhibit No.    Document
          -----------    --------
           27            Financial Data Schedule


(b)   Reports on Form 8-K.

         Form 8-K/A filed October 29, 1997 reporting the pro forma financial information for the 3M Acquisition.

         Form 8-K filed August 29, 1997 reporting the completion of the acquisition of 3M Media.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           OUTDOOR SYSTEMS, INC.



DATED: November 10, 1997    By                        /S/ Bill Beverage
                              ---------------------------------------------------------------
                              Bill Beverage, Chief Financial Officer, Secretary and Treasurer
                                               (Principal Accounting Officer)