Form 10-K405
period 1997-12-31
OUTDOOR SYSTEMS INC
filed 1998-03-19
CIK 874534

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

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                     ON WHICH REGISTERED
                -------------------                    ---------------------
            Common Stock, $.01 par value              New York Stock Exchange
     9 3/8% Senior Subordinated Notes due 2006        New York Stock Exchange
 Guarantees of 9 3/8% Senior Subordinated Notes due
                        2006                          New York Stock Exchange
     8 7/8% Senior Subordinated Notes due 2007        New York Stock Exchange
 Guarantees of 8 7/8% Senior Subordinated Notes due
                        2007                          New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X           No   _____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 13, 1998 as reported by the New York Stock Exchange, was approximately $2,747.7 million.

    The number of shares of the Registrant's Common Stock outstanding at March 13, 1998 was 121,123,367.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on May 21, 1998 are incorporated by reference herein.
================================================================================

                                    CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   BUSINESS
          GENERAL.....................................................    1
          INDUSTRY OVERVIEW...........................................    1
          BUSINESS STRATEGY...........................................    2
          MARKETS.....................................................    3
          INVENTORY...................................................    4
          EMPLOYEES...................................................    5
          SALES AND SERVICE...........................................    5
          CUSTOMERS...................................................    5
          PRODUCTION..................................................    6
          COMPETITION.................................................    7
          GOVERNMENT REGULATION.......................................    7
ITEM 2.   PROPERTIES..................................................    9
ITEM 3.   LEGAL PROCEEDINGS...........................................    9
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    9
ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY...........................   10

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS......................................   11
ITEM 6.   SELECTED FINANCIAL DATA.....................................   12
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS................................   13
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISKS....................................................   18
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   19
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.................................   43

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   43
ITEM 11.  EXECUTIVE COMPENSATION......................................   43
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT...............................................   43
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   43

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K......................................................   43

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

     Outdoor Systems, Inc. (the "Company") is the largest out-of-home media company in North America, operating, as of December 31, 1997, approximately 98,300 bulletin, poster, mall and transit advertising display faces in 90 metropolitan markets in the United States and 13 metropolitan markets in Canada and approximately 125,000 subway advertising display faces in New York City. The Company has operations in 50 of the 50 largest United States markets and 13 of the 15 largest Canadian markets.

     Since going public in April of 1996, the Company has effected four three-for-two stock splits of the Common Stock. All applicable information in this report, including the Consolidated Financial Statements and the Notes thereto, have been adjusted to reflect these stock splits on a retroactive basis for all periods presented.

INDUSTRY OVERVIEW

     The outdoor advertising industry has experienced increased advertiser interest and revenue growth in recent years. Outdoor advertising generated total revenues of approximately $2.1 billion in 1997, or approximately 1.1% of the total advertising expenditures in the United States, while the out-of-home advertising industry, consisting of transit and in-store advertising displays in addition to outdoor advertising, generated revenues in excess of $4.0 billion in 1997, according to estimates by the Outdoor Advertising Association of America ("OAAA"). Outdoor advertising's 1997 revenues represent growth of approximately 8.8% over estimated total revenues for 1996, which compares favorably to the growth of total U.S. advertising expenditures of approximately 6.6% during the same period.

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

     The outdoor advertising industry has experienced significant changes due to a number of factors. First, the entire "out-of-home" advertising category has expanded to include, in addition to traditional billboards and roadside displays, displays in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. Second, while the outdoor advertising industry has experienced a decline in the percentage of total revenues represented by its tobacco category, it has increased its visibility with and attractiveness to local advertisers as well as national retail, entertainment and consumer product-oriented companies. Third, the industry has benefited significantly from improvements in production technology, including the use of computer printing, vinyl advertising copy and improved lighting techniques, which have facilitated a more dynamic, colorful and creative use of the medium. This technological advance has permitted the outdoor advertising industry to respond more promptly and efficiently to the changing needs of its advertising customers and to increase its participation in multi-media campaigns. Lastly, the outdoor advertising industry has benefited from the growth in automobile travel time for business and leisure due to increased highway congestion and continued demographic shifts of residences and businesses from the cities to outlying suburbs. According to the Federal Highway Administration, it takes 14% more time to commute to work and the drivers and vehicles per household are growing at rates, three and six times, respectively, of the population growth rate. The Company believes that the foregoing trends have resulted in increased consumer exposure to existing billboard structures at a time when other media have been fragmenting their audiences as the number of broadcast and cable networks and other narrowly targeted formats has increased.

     An expanding opportunity within the out-of-home advertising industry is transit advertising. Local governments are providing transit amenities to enhance their service and image to local transit users. To finance these transit amenities, municipalities issue contracts for advertising displays on bus shelters, subways and buses to private enterprises. Under these contracts, the private party constructs and maintains the amenities, which it can use for advertising displays. The primary benefits of privatizing transit advertising are the avoidance of capital expenditures by the municipality, the prospect of additional revenue for the municipality from a portion of the advertising revenue, the consistent quality that a coordinated transit program can provide and the benefits of regular cleaning and maintenance undertaken by private enterprises.

     The outdoor advertising industry is comprised of several large outdoor advertising and multi-media companies with operations in multiple markets, as well as many smaller and local companies operating a limited number of structures in a single or a few local markets. While the industry has experienced some consolidation within the past few years, the OAAA estimates that, as of December 31, 1997, there were approximately 600 companies in the outdoor advertising industry operating approximately 396,000 bulletin and poster display faces. The Company expects the trend of consolidation in the outdoor advertising industry to continue.

BUSINESS STRATEGY

     The Company's primary objective is to be the leading provider of out-of-home advertising services in each of its major markets. The Company's successful operating strategy, focusing on superior sales and service, optimal management of its inventory, centralized administration, low overhead and strategic acquisitions, has enabled it to improve the historical operating results in each of its existing markets. Management intends to apply this strategy to each of its newly-acquired markets.

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

- National Sales Force. The Company's markets generally possess demographic characteristics that are attractive to national advertisers, allowing the Company to combine several of its markets into single contracts so that advertisers with national and regional campaigns can simplify their purchasing process while presenting their messages in multiple markets. The Company seeks to gain national market share by providing advertisers easy access to all of the Company's markets through one of its four national sales offices.

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

- Strategic Acquisitions. The Company pursues strategic acquisitions in existing and new markets to achieve increased operating efficiencies, greater geographic diversification and increased market penetration. The Company is primarily interested in further expansion in the 50 largest United States and ten largest Canadian markets, because these markets typically generate greater outdoor market revenues, readily attract national advertisers, provide a better basis for regional advertising, attract quality management and offer opportunities to gain a larger market share from competitive media.

MARKETS

     The Company's markets generally possess demographic characteristics that are attractive to national advertisers, allowing the Company to combine several of its markets into single contracts so that advertisers with national and regional campaigns can simplify their purchasing process while presenting their messages in multiple markets. Each market also has unique local industries, businesses, sports franchises and special events that are frequent users of outdoor advertising. The following table sets forth certain information with respect to the Company's outdoor markets as of December 31, 1997:

                                                                                                MALL AND              TOTAL
                                                      MARKET               30-SHEET   8-SHEET   AIRPORT              DISPLAY
                       MARKET                          RANK    BULLETINS   POSTERS    POSTERS   POSTERS    TRANSIT    FACES
                       ------                         ------   ---------   --------   -------   --------   -------   -------
UNITED STATES:
New York-New Jersey(1)..............................     1         864       2,979       262       264      2,710     7,079
Los Angeles.........................................     2       1,613       2,961        --       473      2,912     7,959
Chicago.............................................     3         756          --       640       162         --     1,558
Philadelphia........................................     4          23          --        --       116        498       637
San Francisco.......................................     5         213       1,005       563       196      1,528     3,505
Boston..............................................     6          --          --        --       130         --       130
Washington D.C......................................     7          --          --        --       195         --       195
Dallas..............................................     8         849          --        --       127         --       976
Detroit.............................................     9         656       1,342        91       138      1,000     3,227
Houston.............................................    10       1,047          --        --       114         --     1,161
Atlanta.............................................    11         933       1,679        --       101        650     3,363
Seattle.............................................    12          --          --        --        89         --        89
Cleveland...........................................    13          70          --        --       107         --       177
Minneapolis.........................................    14          54          --        --       155         --       209
Miami-Ft. Lauderdale................................    15         404          --        --       168         --       572
Tampa-St. Petersburg-Sarasota.......................    16         881          --        --       116         --       997
Phoenix.............................................  17..         673       1,516       659        79      1,490     4,417
Sacramento-Stockton-Modesto.........................    18         446       1,271        --        91         --     1,808
Denver..............................................    19         227         784        --       156      5,266     6,433
St. Louis...........................................    20         466         833         1        10         --     1,310
Pittsburgh..........................................    21          --          --        --        78         --        78
Baltimore...........................................    22          --          --        --        61         --        61
San Diego...........................................    23         109         541        --       106        680     1,436
Orlando.............................................    24         466          --        --        93         --       559
Portland, OR........................................    25          17          --        --        33         --        50
Indianapolis........................................    26         137          --        --        59         --       196
Hartford-New Haven..................................    27         151         831        --        25         --     1,007
Cincinnati..........................................    28         104          --        --        60         --       164
Salt Lake...........................................    29          61          --        --        35         --        96
Charlotte...........................................    30         145          --        --        27         --       172
Milwaukee...........................................    31          --          --        --        32         --        32
Raleigh-Durham......................................    32          33          --        --        20         --        53
Nashville...........................................    33         248          --        --        38         --       286
Kansas City.........................................    34         242         840        --        72         --     1,154
Columbus, OH........................................    35         104          --        --        12         --       116
San Antonio.........................................    36          85          --        --        36         --       121
Greenville, SC......................................    37          --          --        --        20         --        20
Grand Rapids........................................    38          56         568        --        16        180       820
Norfolk.............................................    39          --          --        --        57         --        57
New Orleans.........................................    40         345       1,042       428        38        214     2,067
Memphis.............................................    41          77          --        --        27         --       104
Buffalo.............................................    42         116          --        --        54         --       170
Albuquerque.........................................    43          99          --        --        27         --       126
Providence..........................................    44          --          --        --        33         --        33
Harrisburg..........................................    45          --          --        --        29         --        29
Fresno..............................................    46         125         892        --        64         --     1,081
Oklahoma City.......................................    47          --          --        --        58         --        58
Scranton............................................    48          --          --        --        10         --        10
Louisville..........................................    49         296       1,052       243        38        224     1,853
Winston-Salem.......................................    50          35          --        --        16         --        51
Birmingham..........................................    51         154          --        --        28         --       182
West Palm Beach.....................................    52         219          --        --        54         --       273
Dayton..............................................    53         123          --        --        24         --       147
Albany..............................................    54          --          --        --       107         --       107
Jacksonville........................................    55         178          --        --        20         --       198
Richmond, VA........................................    56          --          --        --         5         --         5
Charleston, SC......................................    57         181          --        --        16         --       197
Little Rock.........................................    58          --          --        --        26         --        26
Flint...............................................    59          86         423        32        21         --       562
Tulsa...............................................    60          --          --        --         6         --         6
Wichita.............................................    61          --          --        --        10         --        10
Mobile..............................................    62          --          --        --        22         --        22

                                                                                                MALL AND              TOTAL
                                                      MARKET               30-SHEET   8-SHEET   AIRPORT              DISPLAY
                       MARKET                          RANK    BULLETINS   POSTERS    POSTERS   POSTERS    TRANSIT    FACES
                       ------                         ------   ---------   --------   -------   --------   -------   -------
UNITED STATES (CONTINUED):
Knoxville...........................................    63          78          --        --        12         --        90
Toledo..............................................    64          --          --        --        12         --        12
Syracuse............................................    65          --          --        --        62         --        62
Austin..............................................    66          --          --        --         6         --         6
Green Bay...........................................    67          --          --        --        14         --        14
Las Vegas...........................................    68         156          --        --        31         --       187
Roanoke.............................................    70          49          --        --        20         --        69
Des Moines..........................................    71          --          --        --        28         --        28
Honolulu............................................    72          --          --        --       551         --       551
Rochester...........................................    73          --          --        --        78      3,715     3,793
Shreveport..........................................    74          41          --        --        16         --        57
Omaha...............................................    75          52          --        --        15         --        67
Tucson..............................................    78         170           6       338        --         10       524
Rio Grande..........................................    82         316          --        --        --         --       316
Columbia, SC........................................    83         158          --        --        24         --       182
El Paso.............................................    84          81          --        --        --         --        81
Chattanooga.........................................    85          63          --        --        36         --        99
Jackson, MS.........................................    87          76          --        --        20         --        96
Ft. Myers...........................................    96         108          --        --        39         --       147
Colorado Springs....................................    99          62          --        --        --         --        62
Ft. Wayne...........................................   106          69          --        --        --         --        69
Tyler, TX...........................................   110          87          --        --        --         --        87
Eugene..............................................   123          77         382        --        --         --       459
Bakersfield, CA.....................................   124          50          --        --        --         --        50
Reno................................................   126         104          --        --        --         --       104
Columbus, GA........................................   127         190         412       100        --         --       702
Beaumont............................................   135         110          --        --        --         --       110
Midland-Odessa, TX..................................   144          47          --        --        --         --        47
Non-Metro Markets...................................   N/A      12,439         175        --     1,136         --    13,750
                                                                ------      ------    ------     -----     ------    ------
  UNITED STATES TOTAL(1)............................            28,750      21,534     3,357     6,700     21,077    81,418
                                                                ------      ------    ------     -----     ------    ------
CANADA:
Toronto.............................................     1         287       1,452        --        47      3,557     5,343
Montreal............................................     2         137         747        --        75      1,823     2,782
Vancouver...........................................     3           2          --        --        68        276       346
Ottawa..............................................     4          19         172        --        --        809     1,000
Edmonton............................................     5           5         294        --        --        548       847
Calgary.............................................     6         476         119        --        38        648     1,281
Quebec City.........................................     7         193         327        --        35        290       845
Winnipeg............................................     8         109         246        --        --        349       704
Hamilton............................................     9          19         303        --        80        598     1,000
London..............................................    10          --          53        --        --         --        53
Kitchener...........................................    11          --          72        --        --         --        72
St. Catharines......................................    12           7          91        --        --         --        98
Halifax.............................................    13          17         169        --        26        214       426
Other...............................................   N/A         361       1,116        --        81        480     2,038
                                                                ------      ------    ------     -----     ------    ------
  CANADA TOTAL......................................             1,632       5,161         0       450      9,592    16,835
                                                                ------      ------    ------     -----     ------    ------
  TOTAL(1)..........................................            30,382(2)   26,695     3,357     7,150     30,669    98,253
                                                                ======      ======    ======     =====     ======    ======

---------------
(1) Display faces do not include 125,000 subway advertising display faces in New York City.

(2) Includes 141 wall murals and 51 "Spectacular" signs.

INVENTORY

     The Company operates five standard types of outdoor advertising billboards and displays:

- Bulletins generally are 14 feet high and 48 feet wide (672 square feet). The advertising copy is either hand painted onto panels at the facilities of the outdoor advertising company in accordance with design specifications supplied by the advertiser, and then attached to the outdoor advertising structure, or is printed with computer-generated graphics on a single sheet of vinyl that is "wrapped" around the structure. On occasion, to attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways.

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

- Mall and airport posters are displayed in backlighted cases. The displays are generally constructed, owned and maintained by the outdoor advertising company under a contract with a governmental entity or a shopping mall owner who receives a share of the advertising revenues.

- Transit displays include displays on bus shelters, subways and bus benches. Bus shelters and benches are usually constructed, owned and maintained by the outdoor advertising company under a contract with the municipality or transit authority which receives a share of the shelter's advertising revenues. Bus shelter displays are enclosed within glassed, backlighted cases on sides of a pedestrian shelter at an urban bus stop on city rights of way. Subway displays are located within subway stations and walkways as well as in subway trains. Advertisements appear on lithographed or silk-screened posters supplied in a single sheet by the advertiser. Transit displays are an attractive medium to advertisers using "vertical" advertising copy, such as magazines and movie posters, because the advertising copy is easily adapted for use in transit shelters, and because of the proximity of the display to consumers.

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

EMPLOYEES

     The Company had approximately 1,360 and 1,490 employees at December 31, 1996 and 1997, respectively.

SALES AND SERVICE

     The Company devotes considerable time and resources to recruiting, training and coordinating the activities of its sales force. Sales personnel are compensated primarily on a commission basis to maximize the incentive to perform. Arturo R. Moreno, President, Chief Executive Officer and a member of the Board of Directors, and Wally C. Kelly, Senior Vice President, are the Company's two principal officers responsible for day-to-day operations, and have an aggregate of approximately 44 years of experience in the outdoor advertising industry, virtually all of which has been spent in sales and management positions.

CUSTOMERS

     Advertisers usually contract for outdoor displays through advertising agencies, which are responsible for the artistic design and written content of the advertising as well as the choice of media and the planning and implementation of the overall campaign. The Company pays commissions to the agencies for advertising contracts that are procured by or through those agencies. Advertising rates are based on a particular display's visual exposure (or number of "impressions" delivered) in relation to the demographics of the particular market and its location within that market. The number of "impressions" delivered by a display is measured by the number of vehicles passing the site during a defined period and is weighted to give effect to such factors as its proximity to other displays, the speed and viewing angle of approaching traffic, the national average of adults riding in vehicles and whether the display is illuminated. The number of impressions delivered by a display is verified by independent auditing companies.

     The size and geographic diversity of the Company's markets allows it to attract national advertisers by providing the opportunity to package displays in several of its markets in a single contract allowing a national advertiser to simplify the purchasing process and simultaneously present its message in several markets.

National advertisers generally seek wide exposure in major markets and therefore tend to make larger purchases. The Company competes for national advertisers primarily on the basis of price, availability and service.

     The Company also focuses its efforts on local sales. Local advertisers tend to have smaller advertising budgets and require greater assistance from the Company's production and creative personnel in designing and producing advertising copy. In local sales, the Company often expends more sales efforts on educating customers regarding the benefits of outdoor media and helping potential customers develop an advertising strategy using outdoor advertising. While price and availability are important competitive factors, service and customer relationships are also critical components of local sales.

     Tobacco revenues have historically accounted for a significant portion of outdoor advertising revenues. In the 1990s, due to a declining population of smokers, societal pressures, consolidation in the tobacco industry and price competition from generic brands, the leading tobacco companies substantially reduced their expenditures for outdoor advertising. Because tobacco advertisers often utilized some of the industry's prime inventory, the decline in tobacco-related advertising expenditures made this space available for other advertisers, including those that had not traditionally utilized outdoor advertising. As a result of this decline in tobacco-related advertising revenues and the increased use of outdoor advertising by other advertisers, the range of the Company's advertisers has become quite diverse, with no single category of advertisers accounting for more than 11.1% of net revenues in 1997. The following table illustrates the diversity of the Company's advertising base:

                            NET REVENUES BY CATEGORY

                                                               PERCENTAGE
                                                                   OF
                                                              NET REVENUES
                                                              ------------
Retail/Consumer Products....................................      11.1%
Travel and Entertainment....................................       8.5
Automotive..................................................       8.0
Tobacco.....................................................       7.6
Media.......................................................       6.9
Restaurants.................................................       3.7
Health......................................................       3.6
Liquor......................................................       3.2
Banking.....................................................       2.6
Beer........................................................       2.4
Realtors....................................................       1.7
Beverages -- Soft Drinks....................................       1.5
Hotels......................................................       1.2
Miscellaneous...............................................      38.0
                                                                 -----
          Total.............................................     100.0%
                                                                 =====

PRODUCTION

     The Company possesses internal production facilities and staff to perform the full range of activities required to develop, create and install outdoor advertising. Production work includes creating the advertising copy design and layout, painting the design or coordinating its printing and installing the designs on its displays. The Company usually provides its full range of production services to local advertisers and to advertisers that are not represented by advertising agencies, since national advertisers and advertisers represented by advertising agencies often use preprinted designs that require only installation. However, the Company's creative and production personnel frequently are involved in production activities even when advertisers are represented by agencies by developing new designs or adapting copy from other media for use on billboards. The Company's artists also assist in the development of marketing presentations, demonstrations and strategies to attract new advertisers.

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

COMPETITION

     The Company competes in each of its markets with other outdoor advertising operations as well as other media, including broadcast and cable television, radio, print and direct mail marketers. In addition, the Company also competes with a wide variety of "out-of-home" media, including advertising in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, outdoor advertising relies on its low cost per-thousand impressions and its ability to reach a broad segment of the population in a specific market or to target a particular geographic area or population with a particular set of demographic characteristics within that market.

     The outdoor advertising industry is highly fragmented, consisting of several large outdoor advertising and media companies with operations in multiple markets as well as smaller and local companies operating a limited number of structures in a single or a few local markets. Although some consolidation has occurred over the past few years, according to the OAAA, as of December 31, 1997, there were approximately 600 companies in the outdoor advertising industry operating approximately 396,000 bulletin and poster display faces. In several of its markets, the Company encounters direct competition from other major outdoor media companies. The Company believes that its strong emphasis on sales and customer service and its position as a major provider of advertising services in each of its markets enable it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets.

GOVERNMENT REGULATION

     U.S. Regulations. The outdoor advertising industry is subject to governmental regulation at the federal, state and local level. Federal law, principally the Highway Beautification Act of 1965, encourages states, by the threat of withholding 10% of the federal appropriations for the construction and improvement of highways within such states, to implement state legislation to prohibit billboards located within 660 feet of, or visible from, interstate and primary highways except in commercial or industrial areas where off-site signage is permitted provided it meets spacing and size restrictions. Most of the states have implemented regulations at least as restrictive as the Highway Beautification Act, prohibiting the removal of billboards from federally aided highways without compensation.

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

     Amortization of billboards has also been adopted in varying forms in certain jurisdictions. In theory, amortization permits the billboard owner to operate its billboard as a non-conforming use for a specified period of time during which it is to recover its investment, after which it must remove or otherwise conform its billboard to the applicable regulations at its own cost without any compensation. Several municipalities in the Company's markets, including municipalities or townships in Denver, Houston, Jacksonville, Kansas City and St. Louis, currently have amortization ordinances or regulations. Ordinances requiring the removal of a billboard without compensation, whether through amortization or otherwise, are being challenged in various state and federal courts with conflicting results. In some cities, amortization ordinances or regulations are not being enforced or have been held unconstitutional. However, no assurance can be given as to the effect on the Company of the enforcement of existing laws or regulations, or of new laws and regulations that may be adopted in the future.

     In recent years, there have been efforts to restrict billboard advertising of certain products, including tobacco and alcohol. Congress has passed no legislation at the federal level except legislation requiring health hazard warnings similar to those on cigarette packages and print advertisements. In 1996, the Food and Drug Administration promulgated rules which, among other things, would limit certain types of outdoor advertising by tobacco companies. While certain of these regulations have been declared invalid by a lower court ruling, appeals are likely and there can be no assurance that further developments resulting in a validation or implementation of these or similar regulations will not occur. Outdoor advertising of tobacco products also may be affected by city or state regulations. For example, in 1995, the Court of Appeals for the Fourth Circuit upheld the validity of a Baltimore city ordinance restricting the placement of outdoor advertisements of cigarettes and alcohol in publicly visible locations, such as billboards, signboards and sides of buildings. Subsequently, the United States Supreme Court declined to review an appeal of the case. Restrictions similar to the Baltimore ordinance are also being contemplated or introduced in other states or municipalities around the country, including New Jersey, New York City, San Francisco, Chicago and Los Angeles. While Baltimore is not a municipality in which the Company conducts business, there can be no assurance that additional local or state governments will not enact similar ordinances or statutes to limit outdoor advertising of tobacco in the future in markets in which the Company operates. Certain states in which the Company operates have historically prohibited the outdoor advertising of distilled spirits. In California and Phoenix, Arizona, transit shelter advertising posters on public rights of way are prohibited from displaying tobacco and/or alcohol advertising. San Francisco has adopted an ordinance banning all tobacco and alcohol advertising on public property, but has "grandfathered" existing sales contracts through 2002. For each of the past three years, the California legislature has considered proposed legislation which would ban, or substantially limit, all outdoor advertising of tobacco. While that legislation has not been passed, the proponents have publicly stated they will continue to attempt to have such proposal enacted. It is uncertain whether additional legislation of this type will be enacted on the national level or in any of the markets in which the Company operates.

     It also has been reported that certain cigarette manufacturers who are defendants in numerous class action suits throughout the United States have reached agreement with Attorneys General of various states for an out of court settlement with respect to such suits that would, among other things, prohibit outdoor advertising by the tobacco industry. The settlement is subject to various conditions including approval and implementing legislation by the United States Congress. There can be no assurance as to the effect of this settlement agreement and potential legislation on the Company's business and on its net revenues and financial position.

     In addition, the states of Florida, Mississippi and Texas have entered into separate settlements of litigation with the tobacco industry. These settlements are not conditioned on federal government approval and provide for the elimination of all outdoor advertising of tobacco products. A reduction in billboard advertising by the tobacco industry would cause an immediate reduction in the Company's direct revenue from such advertisers and would simultaneously increase the available space on the existing inventory of billboards in the outdoor advertising industry. This could in turn result in a lowering of outdoor advertising rates in each of the

Company's outdoor advertising markets or limit the ability of industry participants to increase rates for some period of time. Any such consequence could have a material adverse effect on the Company.

     Canadian Regulations. Outdoor advertising in Canada is subject to regulation at the federal, provincial and municipal levels. These regulations may prohibit advertising of certain products on outdoor signs in certain locations. For example, in Ontario, billboards and posters advertising liquor may not be placed within 200 meters of a primary or secondary school. Additionally, Canadian federal legislation was enacted in April, 1997 which effectively prohibits substantially all outdoor tobacco advertising. While this legislation is being challenged, there can be no assurance that such challenge will be successful. In addition, the placement of outdoor billboards is primarily regulated at the provincial and local level. For example, Quebec regulates the placement of advertising adjacent to highways, as well as the language used on outdoor signs.

     General. To date, regulations in the Company's markets have not materially adversely affected its operations. However, the outdoor advertising industry is heavily regulated and at various times and in various markets can be expected to be subject to varying degrees of regulatory pressure affecting the operation of advertising displays. Accordingly, although the Company's experience to date is that the regulatory environment is not prohibitive, no assurance can be given that existing or future laws or regulations will not materially adversely affect the Company.

ITEM 2.  PROPERTIES

     Outdoor Advertising Sites. The Company owns parcels of real property that serve as sites for its outdoor displays. In addition, the Company possesses perpetual easements on parcels of real property owned by third parties on which it has placed outdoor displays. The majority of the Company's advertising display sites are leased.

     The Company's leases are for varying terms ranging from monthly or annual periods to terms of ten years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord.

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

     See also "Item 1 -- Business -- Markets."

ITEM 3.  LEGAL PROCEEDINGS

     The Company is party either as plaintiff or defendant to various actions, proceedings and pending claims, in the ordinary course of business. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against the Company. Although the ultimate amount for which the Company or its subsidiaries may be held liable with respect to matters where the Company is defendant is not ascertainable, the Company believes that any resulting liability will not materially affect the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

                                                                                     YEARS WITH
           NAME              AGE                       POSITION                       COMPANY
           ----              ---                       --------                      ----------
William S. Levine..........  66    Chairman of the Board and Director                    18
Arthur R. Moreno...........  51    President, Chief Executive Officer and Director       14
Wally C. Kelly.............  41    Senior Vice President                                 14
Robert M. Reade............  58    Vice President                                         6
Bill M. Beverage...........  47    Treasurer, Secretary and Chief Financial Officer       7

     Mr. Levine, a founder and principal stockholder of the Company, has been Chairman of the Board and a director of the Company since its formation. Mr. Levine has 18 years of experience in the outdoor advertising industry. He is an owner and officer of numerous privately-owned firms and commercial real estate operations. Since 1990, Mr. Levine has dedicated a substantial portion of his time to the Company's affairs.

     Mr. Moreno has served as the Company's President and Chief Executive Officer and has been a director of the Company since April 1984. Mr. Moreno has 25 years of experience in the outdoor advertising industry. From 1981 to 1984, Mr. Moreno served as President and General Manager of Gannett Outdoor of New Jersey. From 1979 to 1981, he was President and General Manager of Gannett Outdoor of Kansas City (Missouri). From 1973 to 1981, Mr. Moreno worked in Phoenix as a Vice President of Sales for Gannett Outdoor and its predecessor company. Mr. Moreno is also a director of Ugly Duckling, Inc.

     Mr. Kelly has been the Company's Senior Vice President since 1984. Mr. Kelly has 19 years of experience in the outdoor advertising business. From 1979 to 1984, Mr. Kelly worked for Whiteco Metrocom, Inc. in Tucson (1979 to 1981) as Sales Manager and in Chicago as Vice President of National Sales (1982 to 1984).

     Mr. Reade has been Vice President of the Company since May 1997. He served as the Company's Director of Real Estate from April 1993 to May 1997 and was a consultant to the Company from 1992 to April 1993. Mr. Reade has 28 years of experience in the outdoor advertising industry. From 1987 to 1990, Mr. Reade served as President and Chief Operating Officer of a major convenience store chain and from 1985 to 1987 was Real Estate Manager of such chain. In 1985, Mr. Reade served as Vice President, Sales and Marketing for Gannett Outdoor Group in New York and from 1970 to 1985 he was General Manager for Gannett Outdoor and its predecessor company in Phoenix.

     Mr. Beverage has served as the Company's Controller since 1992, its Treasurer and Secretary since May 1993, and its Chief Financial Officer since October 1995. Mr. Beverage has 19 years of experience in the accounting departments of various outdoor advertising companies. From 1990 to 1992, he served as the Company's Atlanta real estate manager. From 1988 until 1990, he worked for Outdoor Today, Inc. in Atlanta (which was acquired by the Company in 1990) as a consultant and as its accounting manager. Prior to 1988, he worked for five years for Turner Outdoor Advertising in Atlanta and for four years for Creative Displays in Atlanta. From 1976 to 1979, he was an auditor for Arthur Young & Co. (now known as Ernst & Young).

     Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company effected the initial public offering of its Common Stock on April 24, 1996 at a price of $2.96 per share, as adjusted for all subsequent stock splits. The Company's Common Stock is currently traded on the New York Stock Exchange under the symbol "OSI". From April 24, 1996 to September 1, 1997, the Common Stock was quoted on the Nasdaq Stock Market under the symbol "OSIA". The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported by the New York Stock Exchange or the Nasdaq Stock Market, as applicable.

                          1996                                HIGH      LOW
                          ----                               ------    ------
2nd Quarter (from April 24, 1996)........................    $ 7.46    $ 2.96
3rd Quarter..............................................     14.00      6.78
4th Quarter..............................................     14.67     10.22

                          1997                                HIGH      LOW
                          ----                               ------    ------
1st Quarter..............................................    $15.06    $ 9.67
2nd Quarter..............................................     17.00     11.44
3rd Quarter..............................................     18.08     15.42
4th Quarter..............................................     26.29     17.25

     On March 13, 1998, the last reported sales price of the Common Stock on the New York Stock Exchange was $29.875 per share. As of March 13, 1998, there were 64 shareholders of record of the Common Stock.

     The Company's Senior Credit Facility prohibits the payment of cash dividends and other distributions until certain financial ratios are achieved.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below were derived from the audited consolidated financial statements of the Company for the five years ended December 31, 1997. The financial statements of the Company as of December 31, 1996 and 1997 and for the three years in the period ended December 31, 1997 together with the report of Deloitte & Touche LLP, independent auditors are included elsewhere herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein.

                                                                 YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------
                                              1993          1994          1995          1996           1997
                                           -----------   -----------   -----------   -----------   ------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA(1):
  Net revenues(2)........................  $    49,151   $    52,077   $    64,813   $   173,116   $    471,004
  Operating Expenses:
    Direct advertising expenses..........       23,721        24,433        30,462        87,593        237,175
    General and administrative
      expenses...........................        2,777         3,357         4,096        13,458         28,563
    Depreciation and amortization........       10,421         9,165         9,970        22,555         75,327
  Gain on the Atlanta and Denver
    Dispositions.........................           --         4,325            --         7,344             --
  Operating income.......................       12,232        19,447        20,285        56,854        129,939
  Foreign currency translation (gain)
    loss.................................           --            --            --          (171)         2,093
  Interest expense.......................       11,894        16,393        17,199        32,489         87,150
  Income (loss) before extraordinary item
    and change in accounting
    principle(3).........................          111         1,333         2,768        14,336         22,211
  Net income (loss)......................       (3,176)        1,333         2,768        (3,444)        15,438
  Net income (loss) attributable to
    common stockholders..................       (5,748)         (263)          307        (6,905)        15,438
  Basic net income (loss) per share......         (.14)         (.01)          .01          (.10)           .14
  Diluted net income (loss) per share....         (.11)         (.01)          .01         (0.09)           .13
  Shares used in basic per share
    computations.........................   40,277,554    37,729,530    47,466,853    67,672,701    109,096,011
  Shares used in diluted per share
    computations.........................   50,014,877    47,466,853    57,204,176    79,342,506    122,432,867

OTHER DATA:
  EBITDA(4)..............................  $    22,653   $    24,287   $    30,255   $    72,065   $    205,266
  EBITDA margin(5).......................        46.1%         46.6%         46.7%         41.6%          43.6%
  Capital expenditures...................  $     4,387   $     4,924   $     7,070   $     9,046   $     30,189
  Number of advertising displays.........       10,800        11,900        12,700        61,600(6)       98,300(6)

BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital........................  $    13,967   $    15,022   $     8,221   $    36,142   $     61,229
  Total assets...........................      129,433       151,260       138,213       933,455      2,229,157
  Total debt.............................      129,812       155,204       142,269       606,409      1,444,159
  Common stockholders' equity
    (deficiency).........................      (28,811)      (29,074)      (28,767)      288,179        695,471

---------------
(1) During 1996 and 1997, the Company completed certain acquisitions, including the Gannett Outdoor Acquisition and the Denver Disposition in 1996, and the Van Wagner Acquisition and the 3M Media Acquisition in 1997. In December 1994, the Company consummated the Atlanta Disposition. In addition, in 1993 the Company refinanced a substantial portion of its indebtedness with 10 3/4% Senior Notes due 2003 (the "10 3/4% Senior Notes"). Accordingly, operating results are not necessarily comparable on a year-to-year basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Consolidated Financial Statements.

(2) Net revenues are gross revenues minus agency commissions, plus other income of $1.0 million, $0.4 million, $6.1 million and $15.3 million for the years ended December 31, 1994, 1995, 1996 and 1997, respectively.

(3) Deferred financing costs of $3.3 million, $17.8 and $6.8 million associated with borrowings which were retired or redeemed were charged as an extraordinary loss during 1993, 1996 and 1997, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the consolidated results of operations of the Company for the three years ended December 31, 1997 and financial condition at December 31, 1997 should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes included elsewhere herein.

GENERAL

     The performance of an outdoor advertising business, such as the Company, is measured by its ability to generate EBITDA. EBITDA is defined as operating income (loss) before interest, taxes, depreciation and amortization expense and, with respect to 1996, before the gain on the Denver Disposition. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company believes that EBITDA is accepted by the outdoor advertising industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of outdoor advertising companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

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

     The Company had Federal income tax net operating loss carryforwards of approximately $47.1 million as of December 31, 1997, which will expire over a period of years beginning in 2003. Although realization is not assured, management believes, based on operating results in 1997 and its expectations for the future, that the taxable income of the Company will more likely than not be sufficient to utilize all of the $47.1 million of net operating loss carryforwards prior to their ultimate expiration in 2017. However, there can be no assurances that the Company will generate taxable income in the future.

ACQUISITIONS

     3M Media Acquisition. On August 15, 1997, the Company acquired the outdoor advertising operations of Minnesota Mining and Manufacturing Company ("3M") through the purchase of the capital stock of National Advertising Company, a subsidiary of 3M ("3M Media"), for approximately $1.0 billion in cash (the "3M Media Acquisition"). The 3M Media operations include approximately 29,900 advertising display faces consisting of 20,800 bulletins, 2,400 posters and 6,700 mall advertising display faces in 56 metropolitan markets and non-metropolitan locations in the United States (net of assets disposed of as described below).

     The Company financed the purchase price of the 3M Media Acquisition and the fees and expenses associated with the acquisition and the acquisition financing through (i) proceeds from the offering of 30,375,000 shares of common stock (the "1997 Common Stock Offering") to the public, completed on May 28, 1997, (ii) proceeds of an offering of $500 million aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2007 (the "1997 Notes") completed on June 23, 1997 (the "1997 Notes Offering"), and (iii) borrowings under the Company's Senior Credit Facility which was amended to provide for a revolving credit facility and term loans of up to approximately $900 million.

     In connection and simultaneously with the 3M Media Acquisition, the Company sold to Lamar Advertising Company ("Lamar") and another outdoor advertising company certain outdoor advertising assets the Company acquired from 3M. The assets sold consisted of approximately 1,800 advertising displays in Atlanta, Denver, Detroit, Grand Rapids, Houston, New Orleans, Kansas City, Louisville, Phoenix and Sacramento. The selling price for such assets was approximately $116 million in cash. There was no gain or loss recognized on this sale.

     Van Wagner Acquisition. On May 22, 1997, the Company purchased all of the capital stock of Van Wagner for approximately $170.0 million in cash (the "Van Wagner Acquisition"). The Van Wagner operations include approximately 50 "Spectacular" signs in Times Square, 105 bulletins and 172 posters and eight wall murals in New York City, 372 bulletins and 16 wall murals in Los Angeles, four bulletins in San Francisco, and additional transit displays and transit management agreements in New York, Los Angeles, Northern California and Las Vegas. The Van Wagner operations have been integrated as an acquisition of advertising display inventory.

     Gannett Outdoor Acquisition. On August 22, 1996, the Company purchased substantially all of the assets of Gannett Outdoor (the "Gannett Outdoor Acquisition"), including the stock of certain indirect subsidiaries of Gannett Co., Inc. ("Gannett")related to the outdoor division, for approximately $700.0 million in cash. The Company acquired from Gannett a total of approximately 40,000 advertising display faces consisting of 4,100 bulletins, 20,400 posters and 15,500 transit advertising displays (the Company also acquired approximately 125,000 subway advertising display faces in New York City) in 15 metropolitan markets in the United States and seven metropolitan markets in Canada.

     The Company financed the acquisition through (i) its Senior Credit Facility, (ii) a Subordinated Credit Facility ("Bridge Loan") and (iii) the proceeds from the offering of 28,991,250 shares of Common Stock (the "1996 Common Stock Offering") to the public, completed on August 22, 1996, for which it received proceeds of approximately $283,135,000 net of underwriting discounts and commissions and offering expenses of approximately $13,133,000. In October 1996, the Company sold $250,000,000 of 9 3/8% Senior Subordinated

Notes due 2006 (the "1996 Notes"). The proceeds from this offering (the "1996 Notes Offering") were used to repay all borrowings under the Bridge Loan and to partially repay amounts outstanding under the Senior Credit Facility (see Note 5 to the Consolidated Financial Statements).

     Other Acquisitions. See Note 2 to the Consolidated Financial Statements for information concerning other acquisitions effected by the Company during 1996 and 1997.

RESULTS OF OPERATIONS

     Operating results for the twelve months ended December 31, 1996 include the operations of the Gannett Outdoor Acquisition completed August 22, 1996. Operating results for the twelve months ended December 31, 1997 include the operations of the Van Wagner Acquisition completed May 22, 1997, the operations of the 3M Media Acquisition completed August 15, 1997, and the several other acquisitions completed during 1997 (the "Other 1997 Acquisitions") (see Note 2 to the Consolidated Financial Statements) (collectively, the "Acquisitions").

  COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1997

     Gross revenues increased by 171.7% from $194.2 million in 1996 to $527.5 million in 1997. Gross revenues increased approximately 9.8% during 1997 compared to 1996 for markets where the Company operated both in 1997 and 1996. The balance of the increased revenues were a result of the 3M Media Acquisition, the Van Wagner Acquisition and the Other 1997 Acquisitions (collectively, the "1997 Acquisitions") (see Note 2 to the Consolidated Financial Statements).

     Agency commissions were 13.6% of gross revenues in 1997 compared to 14.0% in 1996. Agency commissions were lower in 1997 primarily as a result of slightly lower proportion of revenues generated through advertising agencies.

     Net revenues increased by 172.1% from $173.1 million in 1996 to $471.0 million in 1997, primarily as a result of the increase in gross revenues combined with an increase of other income from $6.1 million in 1996 to $15.3 million in 1997. Other income increased primarily due to the inclusion of license fee revenue from perpetual easements acquired in 1997 and the inclusion in 1997 of a full twelve months of revenues from a printing operation acquired in connection with the Gannett Outdoor Acquisition.

     Direct advertising expenses increased from $87.6 million in 1996 to $237.2 million in 1997. This was primarily a result of the 1997 Acquisitions. As a percentage of net revenues, direct advertising expenses were approximately 50.6% in 1996 and 50.4% in 1997.

     General and administrative expenses increased from $13.5 million in 1996 to $28.6 million in 1997. This was primarily a result of the 1997 Acquisitions. As a percentage of net revenues, general and administrative expenses decreased from 7.8% in 1996 to 6.1% in 1997 because of efficiencies realized from economies of scale.

     As a result of the above factors, EBITDA increased by 184.8% from $72.1 million in 1996 to $205.3 million in 1997.

     Depreciation and amortization expenses increased from $22.6 million in 1996 to $75.3 million in 1997, primarily due to the net increase in depreciation due to the 1997 Acquisitions which was offset in part by certain assets becoming fully depreciated during 1997. As a percentage of net revenues, depreciation and amortization expense increased from 13.0% in 1996 to 16.0% in 1997.

     Interest expense increased from $32.5 million in 1996 to $87.2 million in 1997, as a result of interest expense related to obligations incurred in connection with the 1997 Acquisitions. As a percentage of net revenues, interest expense decreased from 18.8% in 1996 to 18.5% in 1997, primarily due to the increase in net revenues.

     Income before taxes and extraordinary item was approximately $24.5 million in 1996 and $40.7 million in 1997. Included in 1996 income before taxes and extraordinary item was a $7.3 million gain on the Denver

Disposition. Disregarding the effect of this gain, income before taxes and extraordinary item increased from $17.2 million in 1996 to $40.7 million in 1997.

     The Company recorded an income tax provision of $10.2 million in 1996 and $18.5 million in 1997. The increase in the reported effective income tax rate for 1997 is due primarily to the inclusion of a full year of operations of the Company's Canadian subsidiary.

     The Company reported an extraordinary loss of $17.8 million, net of $9.8 million tax benefit, in 1996 and $6.8 million, net of $4.5 million tax benefit in 1997. Both of these extraordinary losses resulted primarily from, one time bridge loan commitment costs in connection with the Acquisitions and from a premium associated with the early redemption of the 10 3/4% Senior Notes.

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

     Income before taxes and extraordinary item was approximately $3.1 million in 1995 and $24.5 million in 1996. Included in 1996 income before taxes and extraordinary item was a $7.3 million gain on the Denver

Disposition. Disregarding the effect on this gain, income before taxes and extraordinary item increased from $3.1 million in 1995 to $17.2 million in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $36.1 million at December 31, 1996 and $61.2 million at December 31, 1997. The increase in working capital resulted primarily from working capital acquired in the 1997 Acquisitions, offset by an increase in current maturities relating to new debt associated with the 1997 Acquisitions.

     Net cash provided by operating activities increased by $41.1 million from $49.6 million during 1996 to $90.7 million during 1997, primarily due to increased net income resulting from the 1997 Acquisitions and the effect of a larger depreciation and amortization expense as a component of net income which were partially offset by changes in working capital accounts. Net cash used in investing activities increased from $754.1 million in 1996 to $1,293.8 million in 1997, primarily due to the 1997 Acquisitions. Net cash provided by financing activities increased from 714.6 million in 1996 to $1,197.3 million in 1997, primarily because of proceeds received from the 1997 Common Stock Offering, the 1997 Notes Offering and borrowings under the Senior Credit Facility, all used to finance the 1997 Acquisitions.

     The Company made approximately $30.2 million of capital expenditures during 1997, an increase from approximately $9.0 million during 1996. Currently, the Company has no material commitments for capital expenditures, although it anticipates ongoing capital expenditures in the ordinary course of business, other than for acquisitions, will be approximately $30.0 million to $32.0 million in each of the next two years.

     During 1997, the Company completed the 1997 Acquisitions. The Company financed the purchase price of the 1997 Acquisitions and the fees and expenses associated with the 1997 Acquisitions and the acquisition financing through (i) proceeds from the 1997 Common Stock Offering, (ii) proceeds from the 1997 Notes Offering, and (iii) borrowings under the Company's Senior Credit Facility.

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

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company has identified all significant applications that will require modification to ensure Year 2000 compliance (" Year 2000 Compliance"). Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company plans on completing the testing process of all significant applications by December 31, 1998.

     In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

INFLATION

     Because a significant portion of the Company's costs are fixed, the Company does not believe that inflation has had or will have a material adverse effect on its operations. However, there can be no assurance that a high rate of inflation in the future will not have an adverse effect on the Company's operations.

FORWARD-LOOKING STATEMENTS

     This report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "estimate", "expect", "anticipate", "believe" and similar expressions are intended to identify forward-looking statements. The Company cautions that reliance on any forward-looking statement involves risk and uncertainties, and that although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions also could be incorrect. The uncertainties in this regard include, but are not limited to, those identified in the risk factors discussed under "Risk Factors" in the Company's Prospectus dated July 24, 1997 included in the Company's Registration Statement on Form S-4 (Reg. No. 333-30957).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Independent Auditors' Report................................   20

Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................   21

Consolidated Statements of Operations for the Years Ended
  December 31, 1995, 1996 and 1997..........................   22

Consolidated Statements of Common Stockholders' Equity
  (Deficiency) for the Years Ended December 31, 1995, 1996
  and 1997..................................................   23

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1996 and 1997..........................   24

Notes to Consolidated Financial Statements..................   25

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Outdoor Systems, Inc.
Phoenix, Arizona

     We have audited the accompanying consolidated balance sheets of Outdoor Systems, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, common stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Outdoor Systems, Inc. and subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 3, 1998, except for the last
paragraph of Note 5, for which
the date is March 17, 1998.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1996         1997
                                                              --------    ----------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 11,887    $    5,897
  Accounts receivable -- less allowance for doubtful
     accounts of $5,398 and $13,850.........................    56,975       119,745
  Prepaid land leases.......................................    10,938        28,659
  Other current assets, including amounts due from related
     parties of $385 and $298...............................    15,737        16,686
  Deferred income taxes.....................................     1,637         5,914
                                                              --------    ----------
          Total current assets..............................    97,174       176,901
PROPERTY AND EQUIPMENT -- Net...............................   742,144     1,598,011
OTHER ASSETS................................................    10,155        13,565
DEFERRED FINANCING COSTS -- Net.............................    24,151        40,520
GOODWILL -- Net.............................................    59,831       400,160
                                                              --------    ----------
TOTAL.......................................................  $933,455    $2,229,157
                                                              ========    ==========
                    LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  8,323    $   11,454
  Accrued interest..........................................     7,056         8,940
  Accrued expenses and other liabilities....................    17,653        44,678
  Current maturities of long-term debt......................    28,000        50,600
                                                              --------    ----------
          Total current liabilities.........................    61,032       115,672
LONG-TERM DEBT..............................................   578,409     1,393,550
OTHER LONG-TERM OBLIGATIONS.................................     3,552         4,327
DEFERRED INCOME TAXES.......................................     2,283        20,137
                                                              --------    ----------
          Total liabilities.................................   645,276     1,533,686
                                                              --------    ----------
COMMITMENTS AND CONTINGENCIES (Notes 2, 10 and 12)
COMMON STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value -- authorized, 200,000,000
     shares; issued and outstanding, 90,350,170 and
     121,123,367 shares.....................................       904         1,211
  Additional paid-in capital................................   316,486       709,730
  Accumulated deficit.......................................   (25,275)       (9,837)
  Treasury stock at cost -- 25,819,997 shares...............    (4,053)       (4,053)
  Foreign currency translation adjustment...................       117        (1,580)
                                                              --------    ----------
          Total common stockholders' equity.................   288,179       695,471
                                                              --------    ----------
TOTAL.......................................................  $933,455    $2,229,157
                                                              ========    ==========

                See notes to consolidated financial statements.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                            -------------------------------------
                                                               1995         1996         1997
                                                            ----------   ----------   -----------
REVENUES:
  Outdoor advertising.....................................  $   74,690   $  194,183   $   527,547
  Less agency commissions.................................      10,294       27,136        71,798
                                                            ----------   ----------   -----------
          Total...........................................      64,396      167,047       455,749
  Lease, printing and other revenues......................         417        6,069        15,255
                                                            ----------   ----------   -----------
          Net revenues....................................      64,813      173,116       471,004
                                                            ----------   ----------   -----------
OPERATING EXPENSES:
  Direct advertising -- including $139, $139 and $139 to
     related parties......................................      30,462       87,593       237,175
  General and administrative -- including $385, $450 and
     $450 to related parties..............................       4,096       13,458        28,563
  Depreciation and amortization...........................       9,970       22,555        75,327
                                                            ----------   ----------   -----------
          Total operating expenses........................      44,528      123,606       341,065
                                                            ----------   ----------   -----------
GAIN ON DENVER DISPOSITION................................          --        7,344            --
                                                            ----------   ----------   -----------
OPERATING INCOME..........................................      20,285       56,854       129,939
OTHER:
  Foreign currency translation (gain) loss................          --         (171)        2,093
  Interest expense........................................      17,199       32,489        87,150
                                                            ----------   ----------   -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS.........       3,086       24,536        40,696
INCOME TAXES..............................................         318       10,200        18,485
                                                            ----------   ----------   -----------
INCOME BEFORE EXTRAORDINARY LOSS..........................       2,768       14,336        22,211
EXTRAORDINARY LOSS........................................          --      (17,780)       (6,773)
                                                            ----------   ----------   -----------
NET (LOSS) INCOME.........................................       2,768       (3,444)       15,438
LESS STOCK DIVIDENDS, ACCRETIONS AND DISCOUNT ON
  REDEMPTIONS.............................................       2,461        3,461            --
                                                            ----------   ----------   -----------
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS.....  $      307   $   (6,905)  $    15,438
                                                            ==========   ==========   ===========
BASIC AND DILUTED INCOME (LOSS) PER SHARE (Note 1):
Basic:
  Income before extraordinary loss........................  $      .01   $      .16   $       .20
  Extraordinary loss......................................          --         (.26)         (.06)
                                                            ----------   ----------   -----------
  Net income (loss).......................................  $      .01   $     (.10)  $       .14
                                                            ==========   ==========   ===========
  Weighted average number of shares outstanding...........  47,466,853   67,672,701   109,096,011
                                                            ==========   ==========   ===========
Diluted:
  Income before extraordinary loss........................  $      .01   $      .14   $       .18
  Extraordinary loss......................................          --         (.23)         (.05)
                                                            ----------   ----------   -----------
  Net income (loss).......................................  $      .01   $     (.09)  $       .13
                                                            ==========   ==========   ===========
  Weighted average number of shares outstanding...........  57,204,176   79,342,506   122,432,867
                                                            ==========   ==========   ===========

                See notes to consolidated financial statements.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1995          1996          1997
                                                              ----------    ----------    -----------
COMMON STOCK OUTSTANDING: Shares:
  Balance, beginning of year................................  21,096,379    47,467,133     90,350,170
  Stock splits..............................................  26,370,754                           --
  Stock options exercised...................................          --       337,500        398,197
  Initial public offering...................................          --    13,554,287             --
  Secondary offering........................................          --    28,991,250     30,375,000
                                                              ----------    ----------    -----------
  Balance, end of year......................................  47,467,133    90,350,170    121,123,367
                                                              ----------    ----------    -----------
COMMON STOCK OUTSTANDING: Amount:
  Balance, beginning of year................................  $       21    $       47    $       904
  Stock splits..............................................          26           601            171
  Initial public offering...................................          --            60             --
  Secondary offering........................................          --           196            136
                                                              ----------    ----------    -----------
  Balance, end of year......................................  $       47    $      904    $     1,211
                                                              ----------    ----------    -----------
ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of year................................  $       --    $      (43)       316,486
  Stock splits..............................................         (43)         (743)          (171)
  Stock options exercised...................................          --            --             13
  Tax benefit from stock options exercised..................          --            --          1,979
  Initial public offering...................................          --        36,617
  Secondary offering........................................          --       283,135        391,423
  Common/preferred stock accretion..........................          --        (2,480)            --
                                                              ----------    ----------    -----------
  Balance, end of year......................................  $      (43)   $  316,486        709,730
                                                              ----------    ----------    -----------
ACCUMULATED DEFICIT:
  Balance, beginning of year................................  $  (25,025)   $  (24,718)   $   (25,275)
  Common/preferred stock accretion..........................      (1,507)         (688)            --
  Dividend on exchangeable preferred stock..................         (82)           --             --
  Cash dividends............................................        (872)         (293)
  Cancellation of put option on common stock................          --         3,868             --
  Net income (loss).........................................       2,768        (3,444)        15,438
                                                              ----------    ----------    -----------
  Balance, end of year......................................  $  (24,718)   $  (25,275)   $    (9,837)
                                                              ----------    ----------    -----------
COMMON STOCK IN TREASURY: Amount
  Balance...................................................  $   (4,053)   $   (4,053)   $    (4,053)
                                                              ----------    ----------    -----------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT:....................
  Balance, beginning of year................................  $       --    $       --    $       117
  Unrealized foreign currency translation gain (loss).......          --           117         (1,697)
                                                              ----------    ----------    -----------
                                                              $       --    $      117    $    (1,580)
                                                              ==========    ==========    ===========
TOTAL COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)..............  $  (28,767)   $  288,179    $   695,471
                                                              ==========    ==========    ===========

                See notes to consolidated financial statements.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1995        1996          1997
                                                              --------    ---------    -----------
OPERATING ACTIVITIES:
  Net (loss) income.........................................  $  2,768    $  (3,444)   $    15,438
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Extraordinary loss......................................        --       17,780          6,773
    Gain on sale of land....................................      (417)          --             --
    Gain on disposals.......................................                 (7,344)            --
    Loss on foreign currency translation adjustment.........        --         (171)         2,093
    Deferred taxes..........................................        90        8,121         12,181
    Deferred financing fees.................................       821        1,389          5,469
    Depreciation and amortization...........................     9,970       22,555         75,327
    Allowance for doubtful accounts.........................       761        2,492          4,129
    Other...................................................       363        3,664            727
  Changes in net assets and liabilities -- net of effects
    from acquisitions and disposals:
    Accounts receivable.....................................     4,539         (767)       (47,042)
    Prepaid expenses and other current assets...............     2,486           74            694
    Accrued interest........................................       (84)       2,216          1,899
    Accounts payable and other liabilities..................    (1,924)       3,023         12,999
                                                              --------    ---------    -----------
        Net cash provided by operating activities...........    19,373       49,588         90,687
                                                              --------    ---------    -----------
INVESTING ACTIVITIES:
  Acquisition of 3M Media...................................        --           --       (894,299)
  Acquisition of Gannett Outdoor, net of cash overdraft
    acquired................................................        --     (712,545)            --
  Capital expenditures......................................    (7,070)      (9,046)       (30,189)
  Proceeds from sale of land................................       769
  Other acquisitions........................................        --      (13,991)      (337,715)
  Net proceeds from disposals...............................        --        3,049             --
  Acquisition of perpetual land easements...................        --      (21,525)       (31,548)
                                                              --------    ---------    -----------
        Net cash used in investing activities...............    (6,301)    (754,058)    (1,293,751)
                                                              --------    ---------    -----------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................    10,679      846,853      1,538,135
  Tender for 10.75% notes...................................        --     (128,205)            --
  Principal payments on debt and capital leases.............   (23,977)    (269,893)      (699,311)
  Increase in deferred financing fees.......................      (821)     (37,483)       (33,127)
  Cash dividends paid on preferred stock....................      (872)        (293)            --
  Redemption of preferred and exchangeable preferred
    stock...................................................        --      (16,369)            --
  Issuance of common stock..................................        --      320,008        391,572
                                                              --------    ---------    -----------
        Net cash provided by (used in) financing
        activities..........................................   (14,991)     714,618      1,197,269
                                                              --------    ---------    -----------
  Effect of exchange rate changes on cash...................        --           --           (195)
                                                              --------    ---------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (1,919)      10,148         (5,990)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     3,658        1,739         11,887
                                                              --------    ---------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  1,739    $  11,887    $     5,897
                                                              ========    =========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest................................................  $ 16,162    $  27,519    $    82,974
                                                              ========    =========    ===========
    Income taxes............................................  $    227    $     275    $     6,853
                                                              ========    =========    ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  In conjunction with the large acquisitions (Gannett
    Outdoor (1996), 3M Media and Van Wagner (1997)),
    liabilities were assumed as follows:
    Fair value of assets acquired...........................  $     --    $ 728,848    $ 1,105,981
    Cash paid...............................................        --      707,980      1,081,520
                                                              --------    ---------    -----------
  Liabilities assumed and incurred and issuance of notes
    payable.................................................  $     --    $  20,868    $    24,461
                                                              ========    =========    ===========
  Accretion of common and preferred stock...................  $  1,507    $      --    $        --
                                                              ========    =========    ===========
  Accrued dividends on exchangeable preferred stock.........  $     82    $      --    $        --
                                                              ========    =========    ===========
  Additional obligation on CSX transaction..................  $     --    $   2,198    $       523
                                                              ========    =========    ===========
  Write-off of deferred financing costs.....................  $     --    $   3,130    $        --
                                                              ========    =========    ===========
  Note receivable on Denver Disposition.....................  $     --    $   6,440    $        --
                                                              ========    =========    ===========

                See notes to consolidated financial statements.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization -- Outdoor Systems, Inc. was incorporated on February 22, 1980, and is engaged principally in the rental of advertising space on outdoor advertising structures in 90 metropolitan markets in the United States and 13 metropolitan markets in Canada.

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

Buildings...................................................  25-32 years
Advertising structures......................................   5-20 years
Vehicles....................................................    3-5 years
Furniture and fixtures......................................      5 years
Perpetual land easements....................................     40 years

     c. Deferred financing costs are amortized using the effective interest method over the terms of the related loans.

     d. Goodwill represents the excess purchase price over net assets acquired and is amortized over 30 years. Amortization expense was $47,000, $713,000 and $6,128,269 in 1995, 1996 and 1997, respectively.

     e. Revenue recognition -- The Company recognizes revenue from advertising contracts when billed, which is on a straight-line pro rata monthly basis in accordance with contract terms. Costs associated with providing service for specific contracts are expensed as incurred, although such contracts generally extend beyond one month. Other revenue represents license fees from perpetual land easements and revenues from a printing operation.

     f. Income (loss) per share -- Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Diluted income (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding during each year and includes shares issuable upon exercise of stock options except in those circumstances where such options would be anti-dilutive.

     g. Impairment of long-lived assets -- The Company reviews the carrying values of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. The adoption of SFAS No. 121 had no effect on the December 31, 1996 consolidated financial statements.

     h. Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

     i. Stock-based compensation -- As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company uses the intrinsic value based method prescribed by the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans because the exercise price has been equal to market price at date of grant. A summary of the pro forma effects on reported income from continuing operations and earnings per share for 1997 and 1996, as if the fair value based method of accounting defined in SFAS No. 123 had been applied is included in Note 9 to these consolidated financial statements. Such information is not presented for 1995 because no options were issued.

     j. New accounting pronouncements -- The Financial Accounting Standards Board recently issued SFAS No. 128, Earnings per Share ("SFAS No. 128"), SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130") and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). The Company adopted SFAS No. 128 during the quarter ended December 31, 1997, accordingly, EPS has been restated for all periods presented. SFAS No. 130 and 131 are effective for fiscal years beginning after December 15, 1997. SFAS. No. 130 changes the reporting of certain items currently reported in the common stock equity section of the balance sheet. SFAS No. 131 requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact SFAS Nos. 130 and 131 will have on its financial statements.

     k. Stock splits -- Since going public in April of 1996, the Company has effected four three-for-two stock splits of the Common Stock. The consolidated financial statements and the notes thereto have been adjusted to reflect these stock splits on a retroactive basis for all periods presented.

     l. Reclassifications -- Certain reclassifications were made to the 1995 and 1996 financial statements to conform with the 1997 presentation.

2. OFFERINGS AND ACQUISITIONS

COMPLETION OF INITIAL PUBLIC OFFERING

     On April 24, 1996, the Company completed its Initial Public Offering ("IPO") by selling 13,554,297 shares of its common stock. The Company received proceeds of approximately $36,677,000 net of underwriting discounts and commissions and offering expenses of approximately $3,517,000.

GANNETT OUTDOOR ACQUISITION

     On August 22, 1996, the Company purchased substantially all of the billboard and transit advertising operations of the Outdoor Advertising Division of Gannett Co., Inc. (the "Gannett Outdoor Acquisition"), for approximately $712,545,000 ($707,980,000 before cash overdraft acquired of $4,565,000). The
Company also acquired an option to acquire the Gannett Outdoor operations in Houston ("Gannett Houston"), which option was exercised on November 14, 1996 for $12,174,000.

     The Company financed the acquisition through borrowings under its Senior Credit Facility, a Subordinated Credit Facility ("Bridge Loan") and the 1996 Common Stock Offering for which it received proceeds of approximately $283,135,000 net of underwriting discounts and commissions and offering expenses of approximately $13,133,000. In October 1996, the Company sold $250,000,000 of 9 3/8% Senior Subordinated Notes due 2006 (the "1996 Notes"). The proceeds from the 1996 Notes Offering were used to repay all borrowings under the Bridge Loan and to partially repay amounts outstanding under the Senior Credit Facility (see
Note 5).

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

     The acquisition was accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. The acquisition resulted in goodwill of $60 million which represents the excess of the purchase price over the fair value of the assets which is amortized on a straight-line basis over 30 years.

DENVER DISPOSITION

     In connection with the Gannett Outdoor Acquisition, on August 8, 1996, the Company sold substantially all of its existing billboard assets in Denver ("Denver Disposition") to an unrelated party for $2,760,000 in cash and a $6,440,000 9% promissory note due November 8, 2006, which is included in other assets. The Denver Disposition resulted in a gain of $7,344,000.

OTHER 1996 ACQUISITIONS

     On May 22, 1996, the Company completed the acquisition of perpetual land easements located on real property and leased to independent outdoor advertising companies from CSX Realty Development Corporation ("CSX") for $21,525,000 in cash and certain future payments in an aggregate amount not to exceed $10,000,000 payable over a period of ten years beginning no later than the year 2006. The exact amount and timing of such payments is to be determined based upon the results of the Company's operation of the easements. The cost of the perpetual land easements is included in property and equipment and is amortized on a straight-line basis over 40 years.

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

UNAUDITED PRO FORMA INFORMATION

     The following table summarizes unaudited pro forma operating results for the Company for the two years ended December 31, 1996, assuming that the Gannett Outdoor Acquisition and other 1996 acquisitions and the Denver Disposition had occurred at the beginning of the applicable year and after giving effect to financing costs and purchase accounting adjustments.

                                                                1995         1996
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Consolidated net revenues...................................  $314,386     $335,826
                                                              ========     ========
Income before extraordinary loss............................  $  5,005     $ 14,173
                                                              ========     ========
Net income..................................................  $  5,005     $ 13,329
                                                              ========     ========
Income attributable to common stockholders..................  $  2,544     $  9,868
                                                              ========     ========
Basic net income per share..................................  $    .03     $    .11
                                                              ========     ========
Diluted net income per share................................  $    .03     $    .10
                                                              ========     ========

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

1997 ACQUISITIONS

     During 1997, the Company acquired outdoor advertising assets in the following locations for the following purchase prices (the "1997 Acquisitions"):

                                                     DATE ACQUIRED        PURCHASE PRICE
                                                     -------------        --------------
                                                                          (IN THOUSANDS)
Villepigue Outdoor - New York                        January 9              $   27,261
Atlanta Bus Shelters - Atlanta                       January 10                  6,401
Philbin & Coine, Inc. - Louisville                   January 22                    830
Scadron Enterprises - Chicago                        February 14                24,528
Murad Communications - Toronto                       February 28                 5,516
Reynolds Outdoor, LP - Dallas                        February 28                31,651
Ad Outdoor - Halifax                                 March 6                       845
Burlington Northern/Santa Fe perpetual
  easements - Western and Midwestern states          March 26                   30,213
3M Transit - Toronto                                 March 31                    2,823
Van Wagner - New York & Los Angeles                  May 22                    187,221
Key One - Canada                                     May 29                        661
CSX perpetual easements - Atlanta                    May 31                      1,335
May - Los Angeles                                    June 5                      1,026
Connell - Dallas                                     June 5                      1,011
3M Media*                                            August 15                 894,299
Sellex - Toronto                                     August 29                     859
Gleason - Atlanta                                    August 31                   2,729
Landex - Toronto                                     September 12                1,438
MacDonald & MacDonald - Edmonton                     September 30                3,839
Gallop & Gallop - Alberta                            October 31                  5,197
Eastern Ontario Billboard Corporation - Ontario      November 28                   314
Roberts Outdoor - Los Angeles                        November 14                 5,095
Outdoor Media Group - Las Vegas                      December 1                 28,470
                                                                            ----------
                                                                            $1,263,562
                                                                            ==========

---------------
* Net of proceeds received by the Company upon the simultaneous disposition of certain assets as described below.

     The 1997 Acquisitions have been accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. The acquisitions resulted in goodwill of $346.5 million which represents the excess of the purchase price over the fair value of the assets which is amortized on a straight-line basis over 30 years. The Company is continuing its evaluation of the fair value of the 1997 acquisitions and further adjustments to the purchase prices may be made.

     As set forth in the table above, on August 15, 1997, the Company acquired the outdoor advertising operations of Minnesota Mining and Manufacturing Company ("3M") through the purchase of the capital stock of National Advertising Company, a subsidiary of 3M ("3M Media"), for approximately $1.0 billion in cash (the "3M Media Acquisition").

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

     The Company financed the purchase price of the 3M Media Acquisition and the fees and expenses associated with the acquisition and the acquisition financing through (i) proceeds from the offering of 30,375,000 shares of common stock (the "1997 Common Stock Offering") to the public, completed on May 28, 1997, (ii) proceeds of an offering of $500 million aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2007 completed on June 23, 1997 (the "1997 Notes Offering"), and (iii) borrowings under the Company's Senior Credit Facility which was amended to provide for a revolving credit facility and term loans of up to approximately $900 million.

     In connection and simultaneously with the 3M Media Acquisition, the Company sold to Lamar Advertising Company ("Lamar") and another outdoor advertising company certain outdoor advertising assets the Company acquired from 3M. The assets sold consisted of approximately 1,800 advertising displays in Atlanta, Denver, Detroit, Grand Rapids, Houston, New Orleans, Kansas City, Louisville, Phoenix and Sacramento. The selling price for such assets was approximately $116 million in cash, there was no gain or loss recognized on the sale.

     The other 1997 acquisitions were financed, primarily, utilizing cash flows from operations and borrowings under the company's senior credit facility.

UNAUDITED PRO FORMA INFORMATION

     The following table summarizes unaudited pro forma operating results for the Company for the two years ended December 31, 1997, assuming that the 1997 Acquisitions had occurred at the beginning of the applicable year and after giving effect to financing costs and purchase accounting adjustments.

                                                                1996         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Consolidated net revenues...................................  $591,583     $605,894
                                                              ========     ========
Income before extraordinary loss............................  $ 12,308     $ 23,805
                                                              ========     ========
Net income (loss)...........................................  $ (5,472)    $ 23,805
                                                              ========     ========
Income (loss) attributable to common stockholders...........  $ (8,933)    $ 23,805
                                                              ========     ========
Basic net income per share..................................  $   (.09)    $    .20
                                                              ========     ========
Diluted net income per share................................  $   (.08)    $    .18
                                                              ========     ========

     The pro forma amounts above include adjustments for the 1997 Acquisitions only and do not include pro forma adjustments for the Gannet Outdoor Acquisition which was completed on August 22, 1996.

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                                1996         1997
                                                              --------    ----------
                                                              (DOLLARS IN THOUSANDS)
Advertising structures......................................  $736,731    $1,647,518
Perpetual land easements....................................    24,428        54,607
Vehicles....................................................     5,796        11,902
Furniture and fixtures......................................     8,859        13,639
Buildings...................................................    15,934        19,084
Land........................................................    15,881        22,093
Other.......................................................     8,963         8,575
                                                              --------    ----------
Total.......................................................   816,592     1,777,418
Less accumulated depreciation...............................    74,448       179,407
                                                              --------    ----------
Property and equipment -- net...............................  $742,144    $1,598,011
                                                              ========    ==========

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

     Included in advertising structures are costs allocated to display leases totaling $163,704 and $528,819, at December 31, 1996 and 1997, respectively.

     The Company has granted a security interest in substantially all of its assets to lenders in connection with the Senior Credit Facility.

4. ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities are comprised of the following at December 31:

                                                                1996         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Accrued payroll, payroll taxes and severance................   $ 7,118      $ 7,466
Percentage lease payments...................................     2,206        1,990
Other liabilities assumed in Gannett acquisition............     3,272           --
Other liabilities assumed in 1997 Acquisitions..............        --        8,174
Customer deposits...........................................       958        7,388
Unearned revenue............................................       796        3,233
Taxes.......................................................       422        5,696
Other.......................................................     2,881       10,731
                                                               -------      -------
                                                               $17,653      $44,678
                                                               =======      =======

5. LONG-TERM DEBT

     Long-term debt consists of the following at December 31:

                                                                1996         1997
                                                              --------    ----------
                                                              (DOLLARS IN THOUSANDS)
Senior Credit Facility......................................  $356,348    $  693,034
8 7/8% Senior Subordinated Notes............................        --       496,124
9 3/8% Senior Subordinated Notes............................   250,000       250,000
Other.......................................................        61         4,992
                                                              --------    ----------
Total.......................................................   606,409     1,444,150
Less current maturities.....................................    28,000        50,600
                                                              --------    ----------
Long-term debt -- net.......................................  $578,409    $1,393,550
                                                              ========    ==========

SENIOR CREDIT FACILITY

     The Senior Credit Facility, dated August 15, 1997, consists of 1) a U.S. Dollar senior revolving line of credit facility of up to $350,000,000 including a $35,000,000 letter of credit subfacility ("United States Revolver"), and a Canadian Dollar ("C$") senior revolving line of credit facility ("Canadian Revolver") of up to C$69,625,000 including a C$7,000,000 letter of credit sub-facility; 2) a $450,000,000 Senior Secured U.S. Dollar Term Loan; and, 3) $50,000,000 Senior Secured Canadian Term Loan. Letters of credit with stated amounts totaling $28,958,000 have been issued for the Company's account at December 31, 1997. Availability under the Senior Credit Facility totaled approximately $178,008,000 at December 31, 1997.

     The commitment of the lenders under the United States Revolver will be reduced annually on December 31st of each year (commencing on December 31, 1999) through 2003 by $52,500,000 and by $87,500,000 on June 30, 2004. The commitment under the Canadian Revolver will be reduced annually on December 31st of each year (commencing on December 31, 1999) through 2003 by C$10,443,750 and by

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

C$17,406,250 on June 30, 2004. The United States Term Loan must be repaid in equal quarterly installments commencing on March 31, 1998, with annual amortization of $50,000,000 through 1999, $75,000,000 from 2000 through 2003 and $50,000,000 in equal installments on March 31 and June 30, 2004. The Canadian Term Loan must be repaid in equal quarterly installments commencing on March 31, 1998, with annual amortization of $1,000,000 through 2001, $8,000,000 during 2002, $15,000,000 during 2003 and $23,000,000 in equal installments on March 31 and June 30, 2004.

     The United States and Canadian Revolvers and United States and Canadian Term Loans bear interest at the ABR or C$ Prime Rate (as defined in the Senior Credit Facility's terms) (8.5% and 6.125%, respectively, at December 31, 1997) plus 0.0% to 1.125% or Eurodollar Rate or Applicable BA Discount Rate (as defined in the Senior Credit Facility's terms) (5.97% and 4.528%, respectively, at December 31, 1997) plus 0.75% to 2.125%, based on the Company's total leverage ratio.

     The Senior Credit Facility is secured by a first perfected lien on substantially all of the present and future assets of the Company and a pledge of the Company's equity interest in its subsidiaries provided that the Senior Credit Facility is only secured by 65% of the stock of Mediacom. The U.S. facilities are guaranteed by each of the Company's U.S. subsidiaries, and the Canadian facilities are guaranteed by the Company and each of the Company's U.S. subsidiaries.

     The Senior Credit Facility, among other things, places limitations on the Company's acquisitions, dispositions, asset swaps and stock repurchases, and requires the Company to comply with financial covenants concerning leverage, interest coverage, fixed charges and minimum cash flows.

9 3/8% AND 8 7/8% SENIOR SUBORDINATED NOTES

     In October 1996, the Company completed the sale of $250,000,000 of 9 3/8% Senior Subordinated Notes due 2006 (the "1996 Notes"). The net proceeds of the 1996 Notes were used to repay the Bridge Loan and to reduce amounts borrowed under the Senior Credit Facility and to pay related fees and expenses. In July 1997, the Company completed the sale of $500,000,000 of 8 7/8% Senior Subordinated Notes due 2007 (the "1997 Notes"). The net proceeds of the 1997 Notes were used in the 3M Media Acquisition.

     The 1996 Notes and 1997 Notes represent general unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company and are senior to all subordinated indebtedness of the Company. Under the 1996 Notes and 1997 Notes, among other things, the Company is restricted in its ability to incur additional indebtedness, make certain investments, create liens, enter into transactions with affiliates, issue stock of a restricted subsidiary, enter into sale and leaseback transactions, merge or consolidate the Company, and transfer or sell assets. The Company is prohibited from paying cash dividends and distributions.

OTHER

     In November 1997, the Company issued a note for $4,950,000 in connection with an acquisition in Los Angeles. The note bears interest at 10% per annum, payable monthly. The principal is due 2003.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

     The annual maturities of long-term debt at December 31, 1997 are as follows:

                                                              (DOLLARS IN THOUSANDS)
                                                              ----------------------
1998........................................................        $   50,600
1999........................................................            50,584
2000........................................................            75,593
2001........................................................            84,307
2002........................................................           120,903
Thereafter..................................................         1,062,163
                                                                    ----------
          Total.............................................        $1,444,150
                                                                    ==========

     At December 31, 1997, the percentage ownership and ordinary voting power by Designated Holders (as defined in the Senior Credit Facility) was less than required. On March 17, 1998, any Event of Default under the Senior Credit Facility resulting from this provision was waived, and the Senior Credit Facility was amended to permit percentage ownership and ordinary voting power by Designated Holders to be at a minimum level which is less than the current actual percentage ownership and ordinary voting power by Designated Holders.

6. EXTRAORDINARY LOSS ARISING FROM EARLY EXTINGUISHMENT OF DEBT

     The extraordinary loss arising from the early extinguishment of debt consisted of the following:

                                                                1996         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Redemption of subordinated debt subsequent to IPO...........   $ 1,415
Redemption of 10.75% Senior Notes:
  Tender offer..............................................    13,542
  Deferred debt costs.......................................     3,802
Bridge Redeemable Preferred Stock and Bridge Loan
  financing costs...........................................     8,856       11,288
                                                               -------      -------
Total.......................................................    27,615       11,288
Less related tax benefit....................................    (9,835)      (4,515)
                                                               -------      -------
          Total extraordinary loss..........................   $17,780      $ 6,773
                                                               =======      =======

     In connection with the IPO, the Company redeemed $6,583,000 principal amount of subordinated debt that had a carrying value of $6,099,000 for $7,514,000 in cash, resulting in an extraordinary loss of $1,415,000.

     In order to facilitate the financing of the Gannett Outdoor Acquisition, the Company purchased, pursuant to a tender offer (the "Debt Tender Offer"), all but $15,000 aggregate principal amount of its outstanding 10.75% Senior Notes due 2003 (the "10 3/4% Senior Notes"). The aggregate consideration paid by the Company in the Debt Tender Offer of $1,116.25 per $1,000 principal amount of 10 3/4% Senior Notes, plus expenses associated therewith, resulted in an extraordinary loss from debt extinguishment of $13,542,000.

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

     In connection with the 3M Media Acquisition, the Company entered into a bridge loan financing commitment. Commitment fees aggregated $11,288,000. The bridge loan financing commitment was

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES
cancelled in June 1997 after the Company completed the 1997 Notes Offering. No amounts were borrowed under the Bridge Loan.

7. FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair values due to the short-term maturities of these instruments. The fair value of the 1996 Notes and 1997 Notes were approximately $260,937,500 and $533,750,000, respectively at December 31, 1997. The fair value of the notes was determined based upon quotations from an investment banker. The carrying amount of variable rate long-term debt instruments is estimated to approximate fair values as the underlying agreements have been recently negotiated and rates are tied to short-term indices.

8. OTHER EQUITY MATTERS

     At December 31, 1995, the Company's redeemable preferred stock totaled $13,649,000. During 1996, in connection with the IPO, the Company redeemed all of its outstanding preferred stock for approximately $16,369,000.

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

9. STOCK OPTIONS

     The following is a summary of changes in outstanding options:

                                                         NUMBER OF         EXERCISE
                                                           SHARES           PRICE
                                                         ----------    ----------------
Outstanding at December 31, 1995.......................  10,071,459     $0.00 to $0.37
Granted................................................   4,646,909         $2.96
Cancelled or expired...................................          --           --
Exercised..............................................    (337,500)        $0.37
                                                         ----------
Outstanding at December 31, 1996.......................  14,380,868     $0.00 to $2.96
                                                         ----------
Granted................................................     116,625    $13.33 to $16.67
Cancelled or expired...................................      (9,493)   $2.96 to $13.33
Exercised..............................................    (398,197)    $0.37 to $2.96
                                                         ----------
Outstanding at December 31, 1997.......................  14,089,803    $0.00 to $16.67
                                                         ----------
Exercisable at December 31, 1997.......................  10,362,864    $0.02 to $14.72
                                                         ==========

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

     The following table summarizes information concerning currently outstanding and exercisable options:

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   ------------------------------
                                WEIGHTED AVERAGE
   RANGE OF         NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
        --           558,894(1)          N/A                --                --             --
    $ 0.02         7,795,589(2)          N/A            $ 0.02         7,795,589         $ 0.02
    $ 0.37         1,544,622(2)          N/A            $ 0.37         1,544,622         $ 0.37
    $ 2.96         4,078,572               9            $ 2.96         1,012,527         $ 2.96
    $13.33            99,000              10            $13.33                --         $13.33
    $14.72            10,126              10            $14.72            10,126         $14.72
    $16.67             3,000              10            $16.67                --         $16.67
                  ----------                                          ----------
                  14,089,803                                          10,362,864
                  ==========                                          ==========

Notes:

     (1) These options have no exercise price, have no expiration date and are exercisable only upon termination.

     (2) These options are fully exercisable and have no expiration date.

     Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed in SFAS No. 123, the Company's net income (loss) and basic and diluted income (loss) per share for the years ended December 31, 1996 and 1997 would have been as follows:

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1996         1997
                                                                ---------    ---------
                                                                (DOLLARS IN THOUSANDS)
Net income (loss) attributable to common stockholders -- as
  reported..................................................     $(6,905)     $15,438
Net income (loss) attributable to common stockholders -- pro
  forma.....................................................     $(8,271)     $15,302
Basic income (loss) per share -- as reported................     $  (.10)     $   .14
Basic income (loss) per share -- pro forma..................     $  (.12)     $   .14
Diluted income (loss) per share -- as reported..............        (.09)         .13
Diluted income (loss) per share -- pro forma................        (.10)         .12
ASSUMPTIONS:
Expected dividend yield.....................................           0%           0%
Expected stock price volatility.............................        62.0%        51.7%
Risk-free interest rate.....................................         6.0%         5.7%
Forfeiture rate.............................................           0%           0%
Average expected life.......................................     3 years      3 years

10. BENEFIT PLANS

     The Company established an Incentive Plan (the "Plan") covering certain managers and key employees. Incentive Awards ("Awards") were made under the Plan in the form of shares of phantom stock based on the individual's performance. Awards were valued each year based upon the estimated value of the Company. The awards are vested at the date of grant and any increases in value vested over a four year period. For the years ended December 31, 1995, 1996 and 1997, the Company charged earnings for compensation expense of $304,000, $159,000 and $169,000, respectively. In connection with the IPO, effective January 1, 1996, the

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

Company ceased allocating amounts to the accounts maintained under the Incentive Plan. The Company offered to each current employee who is a participant in the Incentive Plan the alternative of having their account settled in cash, in shares of the common stock of the Company, or both, with actual distributions of cash or common stock subject to both vesting requirements and terms and conditions similar to those under which distributions would have been made under the Incentive Plan. To the extent participants elected to settle their accounts in common stock, the Company issued (subject to the vesting requirements and distribution terms and conditions) to such participants options to purchase common stock at the initial public offering price.

     The Company has a 401(k) savings plan under which it has the discretion of making contributions as a percentage of employee contributions. For the years ended December 31, 1995, 1996 and 1997, the Company's contributions to the 401(k) plan were $56,000, $63,000 and $75,700, respectively.

11. INCOME TAXES

     The provision (benefit) for income taxes is comprised of the following for the years ended December 31,

                                                           1995     1996       1997
                                                           ----    -------    -------
                                                             (DOLLARS IN THOUSANDS)
Current:
  Federal................................................  $ 50    $   108    $   483
  State -- including franchise taxes.....................   177        182        384
  Foreign................................................    --         --      4,084
                                                           ----    -------    -------
Total current............................................   227        290      4,951
Deferred.................................................    91      9,910     13,534
                                                           ----    -------    -------
Total income tax provisions..............................  $318    $10,200    $18,485
                                                           ====    =======    =======

     The Company has federal net operating loss carryforwards of approximately $47,066,000 as of December 31, 1997. These net operating loss carryforwards expire as follows: $1,131,000 (2003), $3,494,000 (2004), $4,308,000 (2005),
$4,104,000 (2006), $1,193,000 (2007), $3,243,000 (2008), $58,000 (2009), $7,000
(2010), $22,220,000 (2011) and $7,308,000 (2017).

     Although realization is not assured, the Company believes, based on operating results in 1997, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to utilize all of the $47,066,000 net operating loss carryforwards prior to their ultimate expiration in the year 2017. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

     Significant components of the Company's net deferred tax asset (liability) as of December 31 are as follows:

                                                     1996                   1997
                                              -------------------    -------------------
                                                           NON-                   NON-
                                              CURRENT    CURRENT     CURRENT    CURRENT
                                              -------    --------    -------    --------
                                                        (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Financial statement expenses not currently
     deductible for income tax purposes.....  $1,637     $    435    $5,914     $    140
  Tax loss and other credit carryforwards...      --       13,059        --       10,716
Deferred tax liabilities:
  Excess of tax over book depreciation......      --      (15,777)       --      (26,425)
  Difference in book/tax basis of
     goodwill...............................      --           --        --       (4,568)
                                              ------     --------    ------     --------
          Total net asset (liability).......  $1,637     $ (2,283)   $5,914     $(20,137)
                                              ======     ========    ======     ========

     The following is a reconciliation of the reported effective income tax rates to the statutory rates:

                                                               1995   1996   1997
                                                               ----   ----   ----
Statutory rate..............................................    34%    35%    35%
Impact of adjustment to valuation allowance.................   (34)    --     --
State income taxes, franchise tax...........................     7      4      4
Other.......................................................     3      3      6
                                                               ---     --     --
Reported rate...............................................    10%    42%    45%
                                                               ===     ==     ==

12. COMMITMENTS AND OTHER

LEASES

     The Company leases land and equipment under operating leases with various terms expiring at various dates. Certain of the land leases provide for periodic rental increases. At December 31, 1997, minimum annual rentals under all operating leases for the next five years are as follows:

                                                              (DOLLARS IN THOUSANDS)
                                                              ----------------------
1998........................................................         $106,585
1999........................................................           68,775
2000........................................................           48,292
2001........................................................           38,712
2002........................................................           27,622

     Operating lease expense was $13,533,000, $29,790,000 and $90,196,391 for
1995, 1996 and 1997, respectively.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

TRANSIT AGREEMENTS

     The Company has signed agreements which provide an exclusive right to sell advertising space in various airports, transit shelters and transit systems. Under the various agreements, the Company must make minimum guarantee payments for the next five years as follows:

                                                               (DOLLARS IN THOUSANDS)
                                                               ----------------------
1998........................................................          $10,530
1999........................................................            2,721
2000........................................................            2,424
2001........................................................            2,050
2002........................................................            1,943

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

13. FOREIGN OPERATIONS

     The assets and operations of the Company's Canadian subsidiary are included in these financial statements subsequent to August 22, 1996 and are as follows:

                                                                1996         1997
                                                              --------    ----------
                                                              (DOLLARS IN THOUSANDS)
Net revenues:
  United States.............................................  $150,970    $  410,008
  Canadian..................................................    22,146        60,996
                                                              --------    ----------
Total net revenues..........................................  $173,116    $  471,004
                                                              ========    ==========
Income from operations:
  United States.............................................  $ 52,150    $  117,070
  Canadian..................................................     4,875        12,869
                                                              --------    ----------
Total income from operations................................  $ 57,025    $  129,939
                                                              ========    ==========
Assets:
  United States.............................................  $800,184    $2,083,630
  Canadian..................................................   133,271       145,527
                                                              --------    ----------
Total assets................................................  $933,455    $2,229,157
                                                              ========    ==========

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

14. BASIC AND DILUTED INCOME (LOSS) PER SHARE

     The weighted average number of shares outstanding for 1995, 1996 and 1997 is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                1995           1996            1997
                                             -----------    -----------    ------------
Basic weighted average number of shares
  outstanding at end of period.............   47,466,853     67,672,701     109,096,011
Dilutive effect of stock options(1)........    9,737,323     11,669,805      13,336,856
                                             -----------    -----------    ------------
Diluted weighted average number of shares
  outstanding..............................   57,204,176     79,342,506     122,432,867
                                             ===========    ===========    ============

---------------
(1) Stock options were included in 1996 because the Company had net income before the extraordinary loss.

15. QUARTERLY DATA (UNAUDITED)

                                                                  QUARTER
                                         ---------------------------------------------------------
                                           FIRST          SECOND          THIRD          FOURTH
                                         ----------     ----------     -----------     -----------
                                          (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
1996:
  Net revenues.........................   $16,945        $19,582        $ 41,769        $ 94,820
  Operating income.....................     5,447          7,457          18,153          25,797
  Net income (loss)....................       777          1,364          (7,220)          1,809
  Basic net income (loss) per share....       .00           (.01)           (.11)            .02
  Diluted net income (loss) per
     share.............................       .00           (.01)           (.10)            .02

1997:
  Net revenues.........................   $80,080        $99,564        $131,991        $159,369
  Operating income.....................    17,113         26,967          37,528          48,331
  Net (loss) income....................       691           (413)          7,743           7,417
  Basic net income (loss) per share....       .01           (.00)            .06             .07
  Diluted net income (loss) per
     share.............................       .01           (.00)            .06             .06

     The third and fourth quarters of 1996 include the operating results from the Gannett Outdoor Acquisition and an extraordinary loss from the early extinguishment of debt of approximately $12.4 million and $4.5 million, respectively, net of tax.

     The second quarter of 1997 includes an extraordinary loss from the early extinguishment of debt of approximately $6.8 million, net of tax. The third and fourth quarters of 1997 include the operating results from the 3M Media Acquisition.

16. CONSOLIDATING FINANCIAL STATEMENTS

     The following represents consolidating condensed financial statements of Outdoor Systems, Inc. and its subsidiaries (the "Subsidiaries") which are presented because certain of the Subsidiaries have guaranteed the 1996 Notes and the 1997 Notes. The Subsidiaries included in the consolidating condensed financial statements presented below are all wholly-owned and constitute all of the Company's direct and indirect subsidiaries. The 1996 Notes and 1997 Notes are guaranteed by all of the Company's domestic subsidiaries (the "Guarantors"). The guarantees of the Guarantors of the 1996 Notes and 1997 Notes are full, unconditional, and joint and several. The only subsidiary which has not guaranteed the 1996 Notes and 1997 Notes (the "Non-Guarantor") is Mediacom, Inc., located in Canada. Separate financial statements of the

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

Guarantors are not presented because management has determined that they would not be material to investors. There are no significant restrictions on the Company's ability to obtain funds from the Guarantors. The Company did not have any foreign subsidiaries prior to 1996.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATING CONDENSED BALANCE SHEET
                               DECEMBER 31, 1996

                                           THE       SUBSIDIARY                     ELIMINATION
                                         COMPANY     GUARANTORS    NON-GUARANTOR      ENTRIES     CONSOLIDATED
                                         --------   ------------   --------------   -----------   ------------
CURRENT ASSETS:
  Cash and cash equivalents............  $  9,566      $   24         $  2,297       $     --       $ 11,887
  Accounts receivable -- net...........    45,775         185           11,015             --         56,975
  Prepaid land leases..................     7,521          --            3,417             --         10,938
  Other current assets.................     9,195         114            6,428             --         15,737
  Deferred income taxes................     1,637          --               --             --          1,637
                                         --------      ------         --------       --------       --------
          Total current assets.........    73,694         323           23,157             --         97,174
PROPERTY AND EQUIPMENT -- Net..........   622,675       9,355          110,114             --        742,144
OTHER ASSETS...........................    10,116          39               --             --         10,155
DEFERRED FINANCING COSTS...............    24,151          --               --             --         24,151
GOODWILL -- Net........................    59,831          --               --             --         59,831
INVESTMENT IN SUBSIDIARY...............    46,118          --               --        (46,118)            --
                                         --------      ------         --------       --------       --------
          TOTAL........................  $836,585      $9,717         $133,271       $(46,118)      $933,455
                                         ========      ======         ========       ========       ========
CURRENT LIABILITIES:
  Accounts payable.....................  $  6,686      $   16         $  1,621       $     --       $  8,323
  Accrued interest.....................     6,806          --              250             --          7,056
  Accrued expenses and other
     liabilities.......................    13,094         514            4,045             --         17,653
  Current maturities of long-term
     debt..............................    28,000          --               --             --         28,000
                                         --------      ------         --------       --------       --------
          Total current liabilities....    54,586         530            5,916             --         61,032
LONG-TERM DEBT.........................   496,015          46           82,348             --        578,409
OTHER LONG-TERM OBLIGATIONS............     2,349       1,203               --             --          3,552
DEFERRED INCOMES TAXES.................    (4,544)         --            6,827             --          2,283
                                         --------      ------         --------       --------       --------
          Total liabilities............   548,406       1,779           95,091             --        645,276
                                         --------      ------         --------       --------       --------
COMMON STOCKHOLDERS' EQUITY............   288,179       7,938           38,180        (46,118)       288,179
                                         --------      ------         --------       --------       --------
          Total........................  $836,585      $9,717         $133,271       $(46,118)      $933,455
                                         ========      ======         ========       ========       ========

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1996

                                              THE       SUBSIDIARY       NON-      ELIMINATION
                                            COMPANY     GUARANTORS    GUARANTOR      ENTRIES     CONSOLIDATED
                                            --------   ------------   ----------   -----------   ------------
REVENUES:
  Outdoor advertising.....................  $172,797       $744        $21,492       $  (850)      $194,183
  Less: Lease agency commissions..........    24,322         27          2,787            --         27,136
                                            --------       ----        -------       -------       --------
          Total...........................   148,475        717         18,705          (850)       167,047
  Lease, printing and other revenues......     1,778         --          4,291            --          6,069
                                            --------       ----        -------       -------       --------
          Net revenues....................   150,253        717         22,996          (850)       173,116
                                            --------       ----        -------       -------       --------
OPERATING EXPENSES:
  Direct advertising......................    74,015        278         14,150          (850)        87,593
  General and administrative..............    11,768         71          1,619            --         13,458
  Depreciation and amortization...........    19,894        138          2,523            --         22,555
                                            --------       ----        -------       -------       --------
          Total operating expenses........   105,677        487         18,292          (850)       123,606
                                            --------       ----        -------       -------       --------
GAIN ON ATLANTA AND DENVER DISPOSITIONS...     7,344         --             --            --          7,344
                                            --------       ----        -------       -------       --------
OPERATING INCOME..........................    51,920        230          4,704            --         56,854
OTHER:
  Foreign currency translation (gain)
     loss.................................        --         --           (171)           --           (171)
  Interest expense........................    31,240          2          1,247            --         32,489
                                            --------       ----        -------       -------       --------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS......................    20,680        228          3,628            --         24,536
INCOME TAXES..............................     8,273         91          1,836            --         10,200
                                            --------       ----        -------       -------       --------
INCOME BEFORE EXTRAORDINARY LOSS..........    12,407        137          1,792            --         14,336
EXTRAORDINARY LOSS........................   (17,780)        --             --            --        (17,780)
                                            --------       ----        -------       -------       --------
(LOSS) INCOME BEFORE INCOME FROM
  SUBSIDIARY..............................    (5,373)       137          1,792            --         (3,444)
INCOME FROM SUBSIDIARY....................     1,929         --             --        (1,929)            --
                                            --------       ----        -------       -------       --------
NET INCOME (LOSS).........................    (3,444)       137          1,792        (1,929)        (3,444)
LESS STOCK DIVIDENDS, ACCRETIONS AND
  DISCOUNT ON REDEMPTIONS.................     3,461         --             --            --          3,461
                                            --------       ----        -------       -------       --------
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON
  STOCKHOLDERS............................  $ (6,905)      $137        $ 1,792       $(1,929)      $ (6,905)
                                            ========       ====        =======       =======       ========

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATING CONDENSED BALANCE SHEET
                               DECEMBER 31, 1997

                                     THE        SUBSIDIARY                     ELIMINATION
                                   COMPANY      GUARANTORS    NON-GUARANTOR      ENTRIES     CONSOLIDATED
                                  ----------   ------------   --------------   -----------   ------------
CURRENT ASSETS
  Cash and cash equivalents.....  $    2,556     $ 1,234         $  2,107                     $    5,897
  Accounts receivable -- net....     108,735         953           10,057                        119,745
  Prepaid land leases...........      25,518                        3,141                         28,659
  Other current assets..........       9,540          84            7,062                         16,686
  Deferred income taxes.........       5,914                                                       5,914
                                  ----------     -------         --------       --------      ----------
          Total current
            assets..............     152,263       2,271           22,367                        176,901
PROPERTY AND EQUIPMENT -- Net...   1,460,397      14,454          123,160                      1,598,011
OTHER ASSETS....................      13,551          14                                          13,565
DEFERRED FINANCING COSTS........      40,520                                                      40,520
GOODWILL -- Net.................     405,695      (5,535)                                        400,160
INVESTMENT IN SUBSIDIARY........      49,390                                    $(49,390)
                                  ----------     -------         --------       --------      ----------
          TOTAL.................  $2,121,816     $11,204         $145,527       $(49,390)     $2,229,157
                                  ==========     =======         ========       ========      ==========
CURRENT LIABILITIES
  Accounts payable..............  $    8,501     $   148         $  2,805                     $   11,454
  Accrued interest..............       8,551                          389                          8,940
  Accrued expenses and other
     liabilities................      45,320         495           (1,137)                        44,678
  Current maturities of
     long-term debt.............      49,600                        1,000                         50,600
                                  ----------     -------         --------       --------      ----------
          Total current
            liabilities.........     111,972         643            3,057       $     --         115,672
LONG-TERM DEBT: ................   1,297,497          28           96,034                      1,393,559
OTHER LONG-TERM OBLIGATIONS.....       4,318                                                       4,318
DEFERRED INCOME TAXES...........      12,558       1,203            6,376                         20,137
                                  ----------     -------         --------       --------      ----------
          Total liabilities.....   1,426,345       1,874          105,467             --       1,533,686
                                  ----------     -------         --------       --------      ----------
COMMON STOCKHOLDERS' EQUITY: ...     695,471       9,330           40,060        (49,390)        695,471
                                  ----------     -------         --------       --------      ----------
          TOTAL.................  $2,121,816     $11,204         $145,527       $(49,390)     $2,229,157
                                  ==========     =======         ========       ========      ==========

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1997

                                            THE      SUBSIDIARY     NON-      ELIMINATION
                                          COMPANY    GUARANTORS   GUARANTOR     ENTRIES     CONSOLIDATED
                                          --------   ----------   ---------   -----------   ------------
REVENUES:
  Outdoor advertising...................  $466,497     $3,294      $62,060      $(4,304)      $527,547
  Less: Lease agency commissions........    63,392        295        8,111                      71,798
                                          --------     ------      -------      -------       --------
     Total..............................   403,105      2,999       53,949       (4,304)       455,749
  Lease, printing and other revenues....     3,904                  11,351                      15,255
                                          --------     ------      -------      -------       --------
       Net revenues.....................   407,009      2,999       65,300       (4,304)       471,004
                                          --------     ------      -------      -------       --------
OPERATING EXPENSES:
  Direct advertising....................   200,335      1,336       39,808       (4,304)       237,175
  General and administrative............    23,904        159        4,500                      28,563
  Depreciation and amortization.........    65,717      1,487        8,123                      75,327
                                          --------     ------      -------      -------       --------
          Total operating expenses......   289,956      2,982       52,431       (4,304)       341,065
                                          --------     ------      -------      -------       --------
OPERATING INCOME........................   117,053         17       12,869           --        129,939
OTHER:
  Foreign currency translation (gain)
     loss...............................                             2,093                       2,093
  Interest Expense......................    80,578          2        6,570                      87,150
                                          --------     ------      -------      -------       --------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS....................    36,475         15        4,206           --         40,696
INCOME TAXES............................    14,776                   3,709                      18,485
                                          --------     ------      -------      -------       --------
INCOME BEFORE EXTRAORDINARY LOSS........    21,699         15          497           --         22,211
EXTRAORDINARY LOSS......................    (6,773)                                             (6,773)
                                          --------     ------      -------      -------       --------
NET INCOME (LOSS) BEFORE INCOME FROM
  SUBSIDIARY............................    14,926         15          497           --         15,438
INCOME FROM SUBSIDIARY..................       512                                 (512)            --
                                          --------     ------      -------      -------       --------
NET INCOME (LOSS).......................  $ 15,438     $   15      $   497      $  (512)      $ 15,438
                                          ========     ======      =======      =======       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The information regarding the directors of the Company is incorporated herein by reference to the information set forth in the table captioned "Director and Director Nominee Information" and under "Election of Directors" in the definitive proxy statement of the Registrant for the Registrant's annual meeting of stockholders to be held on May 21, 1998.

     (b) Pursuant to Form 10-K General Instruction G(3), the information regarding executive officers of the Company has been included in Part I of this Report under the caption "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Compensation of Directors" in the definitive proxy statement of the Registrant for the Registrant's annual meeting of stockholders to be held on May 21, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" in the definitive proxy statement of the Registrant for the Registrant's annual meeting of stockholders to be held on May 21, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the information set forth in the table captioned "Certain Transactions" in the definitive proxy statement of the Registrant for the Registrant's annual meeting of stockholders to be held on May 21, 1998.

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

        1. Financial statements (included under Item 8).

        2. Financial statement schedules.
           S-1 Independent Auditors' Report on Schedule
           S-2 Schedule II -- Valuation and Qualifying Accounts

        3. Exhibits.

     The following exhibits are incorporated by reference in or filed as a part of this report:

     (b) Reports on Form 8-K.

         None

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1       --  Fourth Amended and Restated Certificate of Incorporation
               (filed as Exhibit 99.2 to the Registrant's Current Report on
               Form 8-K filed on June 4, 1997 (File No. 0-28256) and
               incorporated herein by reference).
 3.2       --  Amended and Restated Bylaws (filed as Exhibit 3.2 to the
               Registrant's Amendment No. 2 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).
 4.1       --  Specimen Common Stock Certificate of the Registrant (filed as Exhibit 4.1 to the Registrant's Amendment No. 2 to Form
               S-1 Registration Statement (Reg. No. 333-1582) and
               incorporated herein by reference).
 4.2       --  Indenture (filed as Exhibit 4.2 to the Registrant's Form S-1
               Registration Statement No. 33-64638 and incorporated herein by reference).
 4.3       --  Indenture dated October 15, 1996, (the "1996 Indenture"), by and among the Registrant, its United States subsidiaries and
               The Bank of New York, as trustee (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 9,
               1996 and incorporated herein by reference).
 4.4       --  Indenture dated as of June 23, 1997 (the "1997 Indenture")
               among the Registrant, its United States subsidiaries and The
               Bank of New York, as trustee, relating to the 8 7/8% Senior
               Subordinated Notes due 2007 (filed as Exhibit 4.2 to the
               Registrant's Registration Statement on Form S-4 (Reg. No.
               333-30957) and incorporated herein by reference).
 4.5       --  First Supplemental Indenture to the 1996 Indenture, dated as of June 23, 1997, by and among the Registrant, the
               Guarantors named therein, the Additional Guarantors named
               therein and The Bank of New York, as trustee, relating to
               the 9 3/8% Senior Subordinated Notes due 2006 (filed as
               Exhibit 2.3 to the Registrant's Registration Statement on
               Form 8-A (File No. 001-13275) and incorporated herein by
               reference).
 4.6       --  Second Supplemental Indenture to the 1996 Indenture, dated as of September 30, 1997, by and among the Registrant, the
               Guarantors named therein, the Additional Guarantors named
               therein and The Bank of New York, as trustee, relating to
               the 9 3/8% Senior Subordinated Notes due 2006 (filed as
               Exhibit 2.4 to the Registrant's Registration Statement on
               Form 8-A (File No. 001-13275) and incorporated herein by
               reference).
 4.7       --  Third Supplemental Indenture to the 1996 Indenture dated
               January 22, 1998 among the Registrant, the Guarantors named therein, the Additional Guarantor named therein and The Bank of New York, as trustee, relating to the 9 3/8% Senior
               Subordinated Notes due 2006.
 4.8       --  First Supplemental Indenture to the 1997 Indenture, dated as of September 30, 1997, by and among the Registrant, the
               Guarantors named therein, the Additional Guarantors named
               therein and The Bank of New York, as trustee, relating to
               the 8 7/8% Senior Subordinated Notes due 2007 (filed as
               Exhibit 2.7 to the Registrant's Registration Statement on
               Form 8-A (File No. 001-13275) and incorporated herein by
               reference).
 4.9       --  Second Supplemental Indenture to the 1997 Indenture dated
               January 22, 1998 among the Registrant, the Guarantors named therein, the Additional Guarantor named therein and The Bank of New York, as trustee, relating to the 8 7/8% Senior
               Subordinated Notes due 2007.
 9.1       --  Voting Agreement dated May 4, 1990, effective April 2, 1989, between William S. Levine and Rubin Sabin (filed as Exhibit
               9.1 to the Registrant's Form S-1 Registration Statement No.
               33-64638 and incorporated herein by reference).
 9.2       --  Irrevocable Proxy dated as of April 2, 1989, between William
               S. Levine and Rubin Sabin (filed as Exhibit 9.2 to the
               Registrant's Form S-1 Registration Statement No. 33-64638
               and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 9.3       --  Amended and Restated Voting Agreement dated as of August 17,
               1993, entered into among the Registrant, William S. Levine and Gregory Riggle (filed as Exhibit 9.3 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).
 9.4       --  Stockholders' Agreement dated as of April 15, 1996, between
               William S. Levine, Arte Moreno and MK-Link Investments
               Limited Partnership (filed as Exhibit 9.4 to the
               Registrant's Amendment No. 2 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).
10.1       --  Fourth Amended and Restated Credit Agreement, dated as of
               October 22, 1996, entered into among the Registrant, the
               several lenders from time to time parties thereto and CIBC
               Inc., as agent (filed as Exhibit 10.1 to the Registrant's
               Quarterly Report on Form 10-Q for the period ended September
               30, 1996 and incorporated herein by reference).
10.2       --  Amended and Restated Securities Purchase Agreement dated as of August 17, 1993, entered into among the Registrant, TCW
               Special Placements Fund II and TCW Capital, as Investment
               Manager pursuant to an Investment Agreement dated as of June
               30, 1987 (filed as Exhibit 10.2 to the Registrant's Form S-1
               Registration Statement No. 33-64638 and incorporated herein by reference).
10.3       --  Junior Subordinated Exchange Note dated effective as of
               January 1, 1992, issued by the Registrant to Rubin Sabin
               (filed as Exhibit 10.3 to the Registrant's Form S-1
               Registration Statement No. 33-64638 and incorporated herein by reference).
10.4       --  Intercreditor and Subordination Agreement dated as of May 4,
               1990, among the Registrant, OS Advertising Company of Texas,
               Inc., Outdoor Today, Inc., National Westminster Bank USA, as
               Agent, Rubin Sabin and Elaine Sabin (filed as Exhibit 10.4 to the Registrant's Form S-1 Registration Statement No.
               33-64638 and incorporated herein by reference).
10.5       --  Amended and Restated Intercreditor and Subordination
               Agreement dated as of August 17, 1993, entered into between the Registrant, Gregory Riggle, CIBC Inc. and United States
               Trust Company of New York, as trustee (filed as Exhibit 10.5 to the Registrant's Form S-1 Registration Statement No.
               33-64638 and incorporated herein by reference).
10.6       --  Administrative Services Agreement dated as of June 1, 1993, between the Registrant and Camelback Services, Inc. (filed as Exhibit 10.6 to the Registrant's Form S-1 Registration
               Statement No. 33-64638 and incorporated herein by
               reference).
10.7       --  Services Agreement dated as of May 1, 1993, between the
               Registrant, Williams Manufacturing, Inc. and J & L
               Industries, Inc. as amended by the First Amendment thereto dated April 15, 1996, to be effective as of July 1, 1995
               (filed as Exhibit 10.7 to the Registrant's Amendment No. 2 to Form S-1 Registration Statement No. 333-1582 and
               incorporated herein by reference).
10.8       --  Amended and Restated Incentive Plan dated effective as of
               January 1, 1988, adopted by the Registrant as amended to
               date (filed as Exhibit 10.8 to the Registrant's Amendment
               No. 2 to Form S-1 Registration Statement No. 333-1582 and
               incorporated herein by reference).
10.9       --  Assets Purchase Agreement dated March 15, 1991, among the
               Registrant, Naegele Outdoor Advertising, Inc., OS
               Advertising Company of Georgia, Inc., and Morris
               Communications Corporation, as amended by the First
               Amendment to Assets Purchase Agreement dated as of December
               23, 1991, among the Registrant, Naegele Outdoor Advertising,
               Inc., OS Advertising Company of Georgia, Inc., Morris
               Communications Corporation, and OS Advertising Company of
               Kentucky, Inc. (filed as Exhibit 10.17 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).
10.10      --  Agreement and grant of Option dated as of April 3, 1989, between the Registrant and Arthur Moreno, as amended by the
               First Amendment to Agreement and Grant of Option dated as of
               January 1, 1991 (filed as Exhibit 10.23 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).
10.10.1    --  Letter Agreement between Registrant and Arte Moreno
               regarding Agreement and Grant of Option dated as of April 3,
               1989, and First Amendment to Agreement and Grant of Option
               dated as of January 1, 1991 (filed as Exhibit 10.10.1 to the
               Registrant's Amendment No. 3 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.11      --  Option Agreement dated as of January 1, 1991, between the
               Registrant and Wally Kelly (filed as Exhibit 10.24 to the
               Registrant's Form S-1 Registration Statement No. 33-64638
               and incorporated herein by reference).
10.12      --  Senior Note Intercreditor Agreement dated as of August 17,
               1993, entered into among TCW Special Placements Fund II, TCW
               Capital, acting solely as investment manager pursuant to an
               Investment Management Agreement, the Registrant and United
               States Trust Company of New York as trustee (filed as
               Exhibit 10.26 to the Registrant's Form S-1 Registration
               Statement No. 33-64638 and incorporated herein by
               reference).
10.13      --  Bank Intercreditor Agreement dated as of August 17, 1993, entered into among TCW Special Placements Fund II, TCW
               Capital acting solely as investment manager pursuant to an
               Investment Management Agreement, the Registrant and CIBC
               Inc. as agent (filed as Exhibit 10.26 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).
10.14      --  Option Purchase Agreement among the Registrant and OS
               Advertising Company of Georgia, Inc. and Capitol Outdoor
               Acquisition Co., Inc. and Capitol Outdoor Leasing Co., Inc.,
               dated as of July 27, 1994, as amended by the First Amendment to Option Purchase Agreement dated as of December 14, 1994
               (filed as Exhibit 1 to the Registrant's Current Report on
               Form 8-K dated December 19, 1994 and incorporated herein by reference).
10.15      --  Asset Purchase Agreement between the Registrant and Eller
               Outdoor Advertising Company of Atlanta, dated November 21,
               1994 (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated December 19, 1994 and incorporated herein by reference).
10.16      --  The Registrant's 1996 Omnibus Plan (filed as Exhibit 10.16 to the Registrant's Amendment No. 2 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).
10.17      --  Form of Incentive Stock Option Grant to be awarded to each of Wally C. Kelly and Bill M. Beverage pursuant to the terms of the Registrant's 1996 Omnibus Plan (filed as Exhibit
               10.17 to the Registrant's Amendment No. 2 to Form S-1
               Registration Statement No. 333-1582 and incorporated herein by reference).
10.18      --  Form of Stock Option Grant to be awarded to each of Arte
               Moreno, Wally C. Kelly and Bill M. Beverage pursuant to the terms of the Registrant's 1996 Omnibus Plan (filed as
               Exhibit 10.18 to the Registrant's Amendment No. 2 to Form
               S-1 Registration Statement No. 333-1582 and incorporated
               herein by reference).
10.19      --  Form of Incentive Plan Settlement Participant Election
               Agreement to be entered into by each of Wally C. Kelly and
               Bill M. Beverage pursuant to the conversion of interests in the Incentive Plan (filed as Exhibit 10.19 to the
               Registrant's Amendment No. 3 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).
10.20      --  Asset Purchase Agreement dated July 9, 1996, by and between the Registrant and Gannett Co., Inc., together with the
               Promissory Note and related Guaranty. The Exhibit contains a list briefly identifying the contents of Schedules and
               Exhibits, some of which have been omitted. The Registrant
               agrees to furnish supplementally a copy of any omitted
               Schedule or Exhibit to the Commission upon request (filed as
               Exhibit 99.1 to the Registrant's Current Report on Form 8-K
               dated July 10, 1996 and incorporated herein by reference).
10.21      --  Amendment No. 1 to Asset Purchase Agreement among Gannett
               Co., Inc., Combined Communications Corporation, Gannett
               Transit, Inc., Shelter Media Communications, Inc., Gannett
               International Communications, Inc., and the Registrant dated as of August 12, 1996 (filed as Exhibit 99.1 to the
               Registrant's Current Report on Form 8-K dated August 27,
               1996 and incorporated herein by reference).
10.22      --  Amendment No. 2 to Asset Purchase Agreement among Gannett
               Co., Inc., Combined Communications Corporation, Gannett
               Transit, Inc., Shelter Media Communications, Inc., Gannett
               International Communications, Inc., and the Registrant dated as of August 19, 1996 (filed as Exhibit 99.2 to the
               Registrant's Current Report on Form 8-K dated August 27,
               1996 and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.23      --  Form of Option by Gannett Outdoor Co. of Texas, Inc., in
               favor of the Registrant together with the form of Asset
               Purchase Agreement by and between the Registrant and Gannett
               Outdoor Co. of Texas, Inc. (filed as Exhibit 99.2 to the
               Registrant's Current Report on Form 8-K dated July 10, 1996 and incorporated herein by reference).
10.24      --  Senior Subordinated Credit Agreement dated July 9, 1996, by and among the Registrant, the guarantors named therein, the lenders named therein, and Canadian Imperial Bank of
               Commerce together with the forms of Bridge Note and Term
               Note. The Exhibit contains a list briefly identifying the
               contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted Schedule or Exhibit to the Commission
               upon request (filed as Exhibit 99.4 to the Registrant's
               Current Report on Form 8-K dated July 10, 1996 and
               incorporated herein by reference).
10.25      --  Form of Indenture by and among the Registrant, the
               subsidiary guarantors named therein, and a trustee to be
               selected by the Registrant (filed as Exhibit 99.5 to the
               Registrant's Current Report on Form 8-K dated July 10, 1996 and incorporated herein by reference).
10.26      --  First Supplemental Indenture dated as of August 22, 1996, by and between the Registrant and United States Trust Company of New York (filed as Exhibit 99.5 to the Registrant's
               Current Report on Form 8-K dated August 27, 1996 and
               incorporated herein by reference).
10.27      --  Securities Purchase Agreement dated July 9, 1996, by and between the Registrant and CIBC WG Argosy Merchant Fund 2,
               L.L.C. The Exhibit contains a list briefly identifying the contents of Schedules and Exhibits which have been omitted.
               The Registrant agrees to furnish supplementally a copy of
               any omitted Schedule or Exhibit to the Commission upon
               request (filed as Exhibit 99.6 to the Registrant's Current
               Report on Form 8-K dated July 10, 1996 and incorporated
               herein by reference).
10.28      --  Form of Certificate of Designations of Senior Increasing
               Rate Cumulative Preferred Stock, Series A (filed as Exhibit
               99.7 to the Registrant's Current Report on Form 8-K dated
               July 10, 1996 and incorporated herein by reference).
10.29      --  Form of Warrant Agreement by and between the Registrant and a Warrant Agent to be selected by the Registrant (filed as
               Exhibit 99.8 to the Registrant's Current Report on Form 8-K
               dated July 10, 1996 and incorporated herein by reference).
10.30      --  Form of Registration Rights Agreement by and among the
               Registrant, the guarantors names therein, and the holders
               name therein (filed as Exhibit 99.9 to the Registrant's
               Current Report on Form 8-K dated July 10, 1996 and
               incorporated herein by reference).
10.31      --  Form of Common Stock Registration Rights Agreement by and
               between the Registrant and CIBC WG Argosy Merchant Form 2,
               L.L.C. (filed as Exhibit 99.10 to the Registrant's Current
               Report on Form 8-K dated July 10, 1996 and incorporated
               herein by reference).
10.32      --  Underwriting Agreement dated August 19, 1996 by and among the Registrant and Alex. Brown & Sons Incorporated, CIBC
               Wood Gundy Securities Corp. and Donaldson, Lufkin & Jenrette
               Securities Corporation (filed as Exhibit 99.3 to the
               Registrant's Current Report on Form 8-K dated August 27,
               1996 and incorporated herein by reference).
10.33      --  Asset Purchase Agreement between RailCom, Ltd. and the
               Registrant dated May 8, 1996 (filed as Exhibit 2.1 to the
               Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference).
10.34      --  Purchase and Sales Agreement Between CSX Realty Development
               Corporation, The Three Rivers Railway Company, The Atlantic
               Land and Improvement Company, Winston-Salem Southbound
               Railway Company, Gainesville Midland Railroad Company, and
               Richmond, Fredericksburg and Potomac Railway Company and
               RailCom, Ltd. dated January 23, 1996, as amended March 29,
               1996, and May 21, 1996 (filed as Exhibit 2.2.1 to the
               Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference).
10.35      --  Amendment to Purchase Agreement, dated March 29, 1996 (filed as Exhibit 2.2.2 to the Registrant's Current Report on Form
               8-K dated May 22, 1996 and incorporated herein by
               reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.36      --  Second Amendment to Purchase Agreement dated May 21, 1996
               (filed as Exhibit 2.2.3 to the Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by
               reference).
10.37      --  Grant of Easement and Agreement dated May 21, 1996 (filed as
               Exhibit 2.3 to the Registrant's Current Report on Form 8-K
               dated May 22, 1996 and incorporated herein by reference).
10.38      --  Assignment of License Agreements, dated May 21, 1996 (filed as Exhibit 2.4 to the Registrant's Current Report on Form
               8-K dated May 22, 1996 and incorporated herein by
               reference).
10.39      --  Assignment and Assumption Agreement dated May 22, 1996
               (filed as Exhibit 2.5 to the Registrant's Current Report on
               Form 8-K dated May 22, 1996 and incorporated herein by
               reference).
10.41      --  Underwriting Agreement dated October 9, 1996 by and among the Registrant, its United States subsidiaries, CIBC Wood
               Gundy Securities Corp. and Alex. Brown & Sons Incorporated
               (filed as Exhibit 99.2 to the Registrant's Current Report on
               Form 8-K dated October 9, 1996 and incorporated herein by
               reference).
10.42      --  Agreement of Purchase and Sale dated April 30, 1997 by and between the Registrant and Minnesota Mining and
               Manufacturing Company. The Exhibit contains a list briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.1 to the
               Registrant's Form S-3 Registration Statement (Reg. No. 333-
               26407) and incorporated herein by reference).
10.43      --  Stock Purchase Agreement dated April 11, 1997 by and among the Registrant, Van Wagner Communications, Inc., Richard M.
               Schaps and Jason Perline. The Exhibit contains a list
               briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to
               furnish supplementally a copy of any omitted Schedule or
               Exhibit to the Commission upon request (filed as Exhibit
               99.2 to the Registrant's Form S-3 Registration Statement
               (Reg. No. 333-26407) and incorporated herein by reference).
10.44      --  Signboard Easements Sale Agreement dated March 21, 1997 between the Registrant and the Burlington Northern and Santa
               Fe Railway Company. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.3 to the
               Registrant's Form S-3 Registration Statement (Reg. No.
               333-26407) and incorporated herein by reference).
10.45      --  Asset Purchase Agreement dated as of February 24, 1997 by and between the Registrant and GRTP, Ltd. The Exhibit
               contains a list briefly identifying the contents of
               Schedules and Exhibits, some of which have been omitted. The
               Registrant agrees to furnish supplementally a copy of any
               omitted Schedule or Exhibit to the Commission upon request
               (filed as Exhibit 99.4 to the Registrant's Form S-3
               Registration Statement (Reg. No. 333-26407) and incorporated herein by reference).
10.46      --  Joint Venture Asset Purchase Agreement dated as of February
               28, 1997 by and between the Registrant and Reynolds/Tower
               Outdoor Sign Joint Venture. The Exhibit contains a list
               briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to
               furnish supplementally a copy of any omitted Schedule or
               Exhibit to the Commission upon request (filed as Exhibit
               99.5 to the Registrant's Form S-3 Registration Statement
               (Reg. No. 333-26407) and incorporated herein by reference).
10.47      --  Joint Venture Asset Purchase Agreement dated as of February
               28, 1997 by and between the Registrant and Reynolds/McCrary
               Joint Venture. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.6 to the
               Registrant's Form S-3 Registration Statement (Reg. No. 333-
               26407) and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.48      --  Joint Venture Asset Purchase Agreement dated as of February
               28, 1997 by and between the Registrant and RV Outdoor Sign
               Joint Venture. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant Agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.7 to the
               Registrant's Registration Statement on Form S-3 (Reg. No.
               333-26407) and incorporated herein by reference).
10.49      --  Asset Purchase Agreement dated as of January 21, 1997 by and among the Registrant and Scadron Enterprises, Robert B.
               Scadron, Jeffrey Scadron and Barry Scadron. The Exhibit
               contains a list briefly identifying the contents of
               Schedules and Exhibits, some of which have been omitted. The
               Registrant Agrees to furnish supplementally a copy of any
               omitted Schedule or Exhibit to the Commission upon request
               (filed as Exhibit 99.8 to the Registrant's Registration
               Statement on Form S-3 (Reg. No. 333-26407) and incorporated herein by reference).
10.50      --  Asset Purchase Agreement dated as of December 27, 1996 by and among the Registrant, Villepigue Outdoor Advertising
               Corporation, Villepigue International Advertising, Inc.,
               S.B. Properties, Inc., Third & Eighth Realty Corp. and
               Mobile Outdoor Media, Inc. The Exhibit contains a list
               briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant Agrees to
               furnish supplementally a copy of any omitted Schedule or
               Exhibit to the Commission upon request (filed as Exhibit
               99.9 to the Registrant's Registration Statement on Form S-3
               (Reg. No. 333-26407) and incorporated herein by reference).
10.51      --  Amendment dated as of March 12, 1997 to the Fourth amended and Restated Credit Agreement dated as of October 22, 1996, among the Registrant, Mediacom Inc., the several banks and other financial institutions parties thereto and Canadian
               Imperial Bank of Commerce as administrative agent (filed as
               Exhibit 99.10 to the Registrant's Registration Statement on
               Form S-3 (Reg. No. 333-26407) and incorporated herein by
               reference).
10.52      --  Second Amendment dated as of May 9, 1997 to the Fourth
               Amended and Restated Credit Agreement dated as of October
               22, 1996, as amended, among the Registrant, Mediacom Inc., the several banks and other financial institutions parties thereto and Canadian Imperial Bank of Commerce as
               administrative agent (filed as Exhibit 99.11 to the
               Registrant's Registration Statement on Form S-3 (Reg. No.
               333-26407) and incorporated herein by reference).
10.53      --  Amendment No. 1 dated as of May 22, 1997 to Stock Purchase
               Agreement dated April 11, 1997 by and among Richard M.
               Schaps, Jason Perline, Van Wagner Communications, Inc. and
               the Registrant (filed as Exhibit 99.1 to the Registrant's
               Current Report on Form 8-K dated May 28, 1997 and
               incorporated herein by reference).
10.54      --  Underwriting Agreement dated May 22, 1997 by and among the
               Registrant, the selling stockholders named therein, Alex.
               Brown & Sons Incorporated, Donaldson, Lufkin & Jenrette
               Securities Corporation, CIBC Wood Gundy Securities Corp.,
               Montgomery Securities and Prudential Securities Corporation
               (filed as Exhibit 99.2 to the Registrant's Current Report on
               Form 8-K dated May 28, 1997 and incorporated herein by
               reference).
10.55      --  Amendment No. 1 dated June 2, 1997 to Underwriting Agreement dated May 22, 1997 by and among the Registrant, the selling stockholders named therein, Alex. Brown & Sons Incorporated,
               Donaldson, Lufkin & Jenrette Securities Corporation, CIBC
               Wood Gundy Securities Corp., Montgomery Securities and
               Prudential Securities Corporation (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated June 4,
               1997 and incorporated herein by reference).
10.56      --  Purchase Agreement dated June 17, 1997 among the Registrant, its United States subsidiaries, CIBC Wood Gundy Securities
               Corp., Alex. Brown & Sons Incorporated and Donaldson, Lufkin
               & Jenrette Securities Corporation (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-4 (Reg.
               No. 333-30957) and incorporated herein by reference).
10.57      --  Registration Rights Agreement dated June 17, 1997 among the
               Registrant, the Guarantors named therein, CIBC Wood Gundy
               Securities Corp., Alex. Brown & Sons Incorporated and
               Donaldson, Lufkin & Jenrette Securities Corporation (filed as Exhibit 99.2 to the Registrant's Registration Statement
               on Form S-4 (Reg. No. 333-30957) and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.58      --  Asset Purchase Agreement dated August 15, 1997, by and between the Registrant and The Lamar Corporation (filed as
               Exhibit 99.2 to the Registrant's Current Report on Form 8-K
               dated August 29, 1997 and incorporated herein by reference).
10.59      --  Fifth Amended and Restated Credit Agreement, dated as of
               August 15, 1997, among the Registrant, Mediacom Inc., the
               several lenders parties thereto and Canadian Imperial Bank of Commerce, as agent (filed as Exhibit 99.3 to the
               Registrant's Current Report on Form 8-K dated August 29,
               1997 and incorporated herein by reference).
10.60      --  1966 Non-Employee Director Stock Option Plan (filed as
               Exhibit 99.3 to the Registrant's Registration Statement on
               Form S-8 (Reg. No. 333-38589) and incorporated herein by
               reference).
10.61      --  Stock Purchase Agreement dated November 7, 1997 among the
               Registrant, Salm Enterprises, Inc., Joslyn Stuart and
               Hillary Salm. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request.
10.62      --  Asset Purchase Agreement dated November 25, 1997 by and between the Registrant and Outdoor Media Group, Inc. The
               Exhibit contains a list briefly identifying the contents of
               Schedules and Exhibits, some of which have been omitted. The
               Registrant agrees to furnish supplementally a copy of any
               omitted Schedule or Exhibit to the Commission upon request.
21.1       --  Subsidiaries of the Registrant
23.1       --  Consent of Deloitte & Touche LLP
27         --  Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Phoenix, State of Arizona, on the 18th day of March 1998.

                                          OUTDOOR SYSTEMS, INC.

                                          By: /s/   WILLIAM S. LEVINE
                                            ------------------------------------
                                                     William S. Levine
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                             OUTDOOR SYSTEMS, INC.

          By: /s/ ARTURO R. MORENO                 Date: March 18, 1998
--------------------------------------------
              Arturo R. Moreno
           President and Director
       (Principal Executive Officer)

         By: /s/ WILLIAM S. LEVINE                 Date: March 18, 1998
--------------------------------------------
             William S. Levine
           Chairman and Director

          By: /s/ BILL M. BEVERAGE                 Date: March 18, 1998
--------------------------------------------
              Bill M. Beverage
  Secretary, Treasurer and Chief Financial
                  Officer
(Principal Financial and Accounting Officer)

         By: /s/ BRIAN J. O'CONNOR                 Date: March 18, 1998
--------------------------------------------
             Brian J. O'Connor
                  Director

       By: /s/ STEPHEN F. BUTTERFIELD              Date: March 18, 1998
--------------------------------------------
           Stephen F. Butterfield
                  Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Outdoor Systems, Inc.
Phoenix, Arizona

     We have audited the consolidated financial statements of Outdoor Systems, Inc. as of December 31, 1996 and 1997, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 3, 1998, except for the last paragraph of Note 5, for which the date is March 17, 1998; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Outdoor Systems, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 17, 1998

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                      ADDITIONS
                                                 --------------------
                                   BALANCE AT    CHARGED TO                                   BALANCE
                                   BEGINNING     COSTS AND                                    AT END
           DESCRIPTION             OF PERIOD      EXPENSES     OTHER        DEDUCTIONS       OF PERIOD
           -----------             ----------    ----------    ------       ----------       ---------
1995
  Allowance for Doubtful
     Accounts....................    $1,016        $  761      $   --        $  (767)(1)      $ 1,010
                                     ======        ======      ======        =======          =======
1996
  Allowance for Doubtful
     Accounts....................    $1,010        $2,492      $2,726(2)     $  (830)(1)      $ 5,398
                                     ======        ======      ======        =======          =======
1997
  Allowance for Doubtful
     Accounts....................    $5,398        $4,129      $5,677(2)     $(1,354)(1)      $13,850
                                     ======        ======      ======        =======          =======

---------------
(1)  Represents accounts receivable write-offs.

(2) Amount represents reserve at date of acquisition related to accounts receivable in the working capital of companies acquired.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1       --  Fourth Amended and Restated Certificate of Incorporation
               (filed as Exhibit 99.2 to the Registrant's Current Report on
               Form 8-K filed on June 4, 1997 (File No. 0-28256) and
               incorporated herein by reference).
 3.2       --  Amended and Restated Bylaws (filed as Exhibit 3.2 to the
               Registrant's Amendment No. 2 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).
 4.1       --  Specimen Common Stock Certificate of the Registrant (filed as Exhibit 4.1 to the Registrant's Amendment No. 2 to Form
               S-1 Registration Statement (Reg. No. 333-1582) and
               incorporated herein by reference).
 4.2       --  Indenture (filed as Exhibit 4.2 to the Registrant's Form S-1
               Registration Statement No. 33-64638 and incorporated herein by reference).
 4.3       --  Indenture dated October 15, 1996, (the "1996 Indenture"), by and among the Registrant, its United States subsidiaries and
               The Bank of New York, as trustee (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 9,
               1996 and incorporated herein by reference).
 4.4       --  Indenture dated as of June 23, 1997 (the "1997 Indenture")
               among the Registrant, its United States subsidiaries and The
               Bank of New York, as trustee, relating to the 8 7/8% Senior
               Subordinated Notes due 2007 (filed as Exhibit 4.2 to the
               Registrant's Registration Statement on Form S-4 (Reg. No.
               333-30957) and incorporated herein by reference).
 4.5       --  First Supplemental Indenture to the 1996 Indenture, dated as of June 23, 1997, by and among the Registrant, the
               Guarantors named therein, the Additional Guarantors named
               therein and The Bank of New York, as trustee, relating to
               the 9 3/8% Senior Subordinated Notes due 2006 (filed as
               Exhibit 2.3 to the Registrant's Registration Statement on
               Form 8-A (File No. 001-13275) and incorporated herein by
               reference).
 4.6       --  Second Supplemental Indenture to the 1996 Indenture, dated as of September 30, 1997, by and among the Registrant, the
               Guarantors named therein, the Additional Guarantors named
               therein and The Bank of New York, as trustee, relating to
               the 9 3/8% Senior Subordinated Notes due 2006 (filed as
               Exhibit 2.4 to the Registrant's Registration Statement on
               Form 8-A (File No. 001-13275) and incorporated herein by
               reference).
 4.7       --  Third Supplemental Indenture to the 1996 Indenture dated
               January 22, 1998 among the Registrant, the Guarantors named therein, the Additional Guarantor named therein and the Bank of New York, as trustee, relating to the 9 3/8% Senior
               Subordinated Notes due 2006.
 4.8       --  First Supplemental Indenture to the 1997 Indenture, dated as of September 30, 1997, by and among the Registrant, the
               Guarantors named therein, the Additional Guarantors named
               therein and the Bank of New York, as trustee, relating to
               the 8 7/8% Senior Subordinated Notes due 2007 (filed as
               Exhibit 2.7 to the Registrant's Registration Statement on
               Form 8-A (File No. 001-13275) and incorporated herein by
               reference).
 4.9       --  Second Supplemental Indenture to the 1997 Indenture dated
               January 22, 1998 among the Registrant, the Guarantors named therein, the Additional Guarantor named therein and the Bank of New York, as trustee, relating to the 8 7/8% Senior
               Subordinated Notes due 2007.
 9.1       --  Voting Agreement dated May 4, 1990, effective April 2, 1989, between William S. Levine and Rubin Sabin (filed as Exhibit
               9.1 to the Registrant's Form S-1 Registration Statement No.
               33-64638 and incorporated herein by reference).
 9.2       --  Irrevocable Proxy dated as of April 2, 1989, between William
               S. Levine and Rubin Sabin (filed as Exhibit 9.2 to the
               Registrant's Form S-1 Registration Statement No. 33-64638
               and incorporated herein by reference).
 9.3       --  Amended and Restated Voting Agreement dated as of August 17,
               1993, entered into among the Registrant, William S. Levine and Gregory Riggle (filed as Exhibit 9.3 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 9.4       --  Stockholders' Agreement dated as of April 15, 1996, between
               William S. Levine, Arte Moreno and MK-Link Investments
               Limited Partnership (filed as Exhibit 9.4 to the
               Registrant's Amendment No. 2 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).
10.1       --  Fourth Amended and Restated Credit Agreement, dated as of
               October 22, 1996, entered into among the Registrant, the
               several lenders from time to time parties thereto and CIBC
               Inc., as agent (filed as Exhibit 10.1 to the Registrant's
               Quarterly Report on Form 10-Q for the period ended September
               30, 1996 and incorporated herein by reference).
10.2       --  Amended and Restated Securities Purchase Agreement dated as of August 17, 1993, entered into among the Registrant, TCW
               Special Placements Fund II and TCW Capital, as Investment
               Manager pursuant to an Investment Agreement dated as of June
               30, 1987 (filed as Exhibit 10.2 to the Registrant's Form S-1
               Registration Statement No. 33-64638 and incorporated herein by reference).
10.3       --  Junior Subordinated Exchange Note dated effective as of
               January 1, 1992, issued by the Registrant to Rubin Sabin
               (filed as Exhibit 10.3 to the Registrant's Form S-1
               Registration Statement No. 33-64638 and incorporated herein by reference).
10.4       --  Intercreditor and Subordination Agreement dated as of May 4,
               1990, among the Registrant, OS Advertising Company of Texas,
               Inc., Outdoor Today, Inc., National Westminster Bank USA, as
               Agent, Rubin Sabin and Elaine Sabin (filed as Exhibit 10.4 to the Registrant's Form S-1 Registration Statement No.
               33-64638 and incorporated herein by reference).
10.5       --  Amended and Restated Intercreditor and Subordination
               Agreement dated as of August 17, 1993, entered into between the Registrant, Gregory Riggle, CIBC Inc. and United States
               Trust Company of New York, as trustee (filed as Exhibit 10.5 to the Registrant's Form S-1 Registration Statement No.
               33-64638 and incorporated herein by reference).
10.6       --  Administrative Services Agreement dated as of June 1, 1993, between the Registrant and Camelback Services, Inc. (filed as Exhibit 10.6 to the Registrant's Form S-1 Registration
               Statement No. 33-64638 and incorporated herein by
               reference).
10.7       --  Services Agreement dated as of May 1, 1993, between the
               Registrant, Williams Manufacturing, Inc. and J & L
               Industries, Inc. as amended by the First Amendment thereto dated April 15, 1996, to be effective as of July 1, 1995
               (filed as Exhibit 10.7 to the Registrant's Amendment No. 2 to Form S-1 Registration Statement No. 333-1582 and
               incorporated herein by reference).
10.8       --  Amended and Restated Incentive Plan dated effective as of
               January 1, 1988, adopted by the Registrant as amended to
               date (filed as Exhibit 10.8 to the Registrant's Amendment
               No. 2 to Form S-1 Registration Statement No. 333-1582 and
               incorporated herein by reference).
10.9       --  Assets Purchase Agreement dated March 15, 1991, among the
               Registrant, Naegele Outdoor Advertising, Inc., OS
               Advertising Company of Georgia, Inc., and Morris
               Communications Corporation, as amended by the First
               Amendment to Assets Purchase Agreement dated as of December
               23, 1991, among the Registrant, Naegele Outdoor Advertising,
               Inc., OS Advertising Company of Georgia, Inc., Morris
               Communications Corporation, and OS Advertising Company of
               Kentucky, Inc. (filed as Exhibit 10.17 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).
10.10      --  Agreement and grant of Option dated as of April 3, 1989, between the Registrant and Arthur Moreno, as amended by the
               First Amendment to Agreement and Grant of Option dated as of
               January 1, 1991 (filed as Exhibit 10.23 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).
10.10.1    --  Letter Agreement between Registrant and Arte Moreno
               regarding Agreement and Grant of Option dated as of April 3,
               1989, and First Amendment to Agreement and Grant of Option
               dated as of January 1, 1991 (filed as Exhibit 10.10.1 to the
               Registrant's Amendment No. 3 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).
10.11      --  Option Agreement dated as of January 1, 1991, between the
               Registrant and Wally Kelly (filed as Exhibit 10.24 to the
               Registrant's Form S-1 Registration Statement No. 33-64638
               and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.12      --  Senior Note Intercreditor Agreement dated as of August 17,
               1993, entered into among TCW Special Placements Fund II, TCW
               Capital, acting solely as investment manager pursuant to an
               Investment Management Agreement, the Registrant and United
               States Trust Company of New York as trustee (filed as
               Exhibit 10.26 to the Registrant's Form S-1 Registration
               Statement No. 33-64638 and incorporated herein by
               reference).
10.13      --  Bank Intercreditor Agreement dated as of August 17, 1993, entered into among TCW Special Placements Fund II, TCW
               Capital acting solely as investment manager pursuant to an
               Investment Management Agreement, the Registrant and CIBC
               Inc. as agent (filed as Exhibit 10.26 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).
10.14      --  Option Purchase Agreement among the Registrant and OS
               Advertising Company of Georgia, Inc. and Capitol Outdoor
               Acquisition Co., Inc. and Capitol Outdoor Leasing Co., Inc.,
               dated as of July 27, 1994, as amended by the First Amendment to Option Purchase Agreement dated as of December 14, 1994
               (filed as Exhibit 1 to the Registrant's Current Report on
               Form 8-K dated December 19, 1994 and incorporated herein by reference).
10.15      --  Asset Purchase Agreement between the Registrant and Eller
               Outdoor Advertising Company of Atlanta, dated November 21,
               1994 (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated December 19, 1994 and incorporated herein by reference).
10.16      --  The Registrant's 1996 Omnibus Plan (filed as Exhibit 10.16 to the Registrant's Amendment No. 2 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).
10.17      --  Form of Incentive Stock Option Grant to be awarded to each of Wally C. Kelly and Bill M. Beverage pursuant to the terms of the Registrant's 1996 Omnibus Plan (filed as Exhibit
               10.17 to the Registrant's Amendment No. 2 to Form S-1
               Registration Statement No. 333-1582 and incorporated herein by reference).
10.18      --  Form of Stock Option Grant to be awarded to each of Arte
               Moreno, Wally C. Kelly and Bill M. Beverage pursuant to the terms of the Registrant's 1996 Omnibus Plan (filed as
               Exhibit 10.18 to the Registrant's Amendment No. 2 to Form
               S-1 Registration Statement No. 333-1582 and incorporated
               herein by reference).
10.19      --  Form of Incentive Plan Settlement Participant Election
               Agreement to be entered into by each of Wally C. Kelly and
               Bill M. Beverage pursuant to the conversion of interests in the Incentive Plan (filed as Exhibit 10.19 to the
               Registrant's Amendment No. 3 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).
10.20      --  Asset Purchase Agreement dated July 9, 1996, by and between the Registrant and Gannett Co., Inc., together with the
               Promissory Note and related Guaranty. The Exhibit contains a list briefly identifying the contents of Schedules and
               Exhibits, some of which have been omitted. The Registrant
               agrees to furnish supplementally a copy of any omitted
               Schedule or Exhibit to the Commission upon request (filed as
               Exhibit 99.1 to the Registrant's Current Report on Form 8-K
               dated July 10, 1996 and incorporated herein by reference).
10.21      --  Amendment No. 1 to Asset Purchase Agreement among Gannett
               Co., Inc., Combined Communications Corporation, Gannett
               Transit, Inc., Shelter Media Communications, Inc., Gannett
               International Communications, Inc., and the Registrant dated as of August 12, 1996 (filed as Exhibit 99.1 to the
               Registrant's Current Report on Form 8-K dated August 27,
               1996 and incorporated herein by reference).
10.22      --  Amendment No. 2 to Asset Purchase Agreement among Gannett
               Co., Inc., Combined Communications Corporation, Gannett
               Transit, Inc., Shelter Media Communications, Inc., Gannett
               International Communications, Inc., and the Registrant dated as of August 19, 1996 (filed as Exhibit 99.2 to the
               Registrant's Current Report on Form 8-K dated August 27,
               1996 and incorporated herein by reference).
10.23      --  Form of Option by Gannett Outdoor Co. of Texas, Inc., in
               favor of the Registrant together with the form of Asset
               Purchase Agreement by and between the Registrant and Gannett
               Outdoor Co. of Texas, Inc. (filed as Exhibit 99.2 to the
               Registrant's Current Report on Form 8-K dated July 10, 1996 and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.24      --  Senior Subordinated Credit Agreement dated July 9, 1996, by and among the Registrant, the guarantors named therein, the lenders named therein, and Canadian Imperial Bank of
               Commerce together with the forms of Bridge Note and Term
               Note. The Exhibit contains a list briefly identifying the
               contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted Schedule or Exhibit to the Commission
               upon request (filed as Exhibit 99.4 to the Registrant's
               Current Report on Form 8-K dated July 10, 1996 and
               incorporated herein by reference).
10.25      --  Form of Indenture by and among the Registrant, the
               subsidiary guarantors named therein, and a trustee to be
               selected by the Registrant (filed as Exhibit 99.5 to the
               Registrant's Current Report on Form 8-K dated July 10, 1996 and incorporated herein by reference).
10.26      --  First Supplemental Indenture dated as of August 22, 1996, by and between the Registrant and United States Trust Company of New York (filed as Exhibit 99.5 to the Registrant's
               Current Report on Form 8-K dated August 27, 1996 and
               incorporated herein by reference).
10.27      --  Securities Purchase Agreement dated July 9, 1996, by and between the Registrant and CIBC WG Argosy Merchant Fund 2,
               L.L.C. The Exhibit contains a list briefly identifying the contents of Schedules and Exhibits which have been omitted.
               The Registrant agrees to furnish supplementally a copy of
               any omitted Schedule or Exhibit to the Commission upon
               request (filed as Exhibit 99.6 to the Registrant's Current
               Report on Form 8-K dated July 10, 1996 and incorporated
               herein by reference).
10.28      --  Form of Certificate of Designations of Senior Increasing
               Rate Cumulative Preferred Stock, Series A (filed as Exhibit
               99.7 to the Registrant's Current Report on Form 8-K dated
               July 10, 1996 and incorporated herein by reference).
10.29      --  Form of Warrant Agreement by and between the Registrant and a Warrant Agent to be selected by the Registrant (filed as
               Exhibit 99.8 to the Registrant's Current Report on Form 8-K
               dated July 10, 1996 and incorporated herein by reference).
10.30      --  Form of Registration Rights Agreement by and among the
               Registrant, the guarantors names therein, and the holders
               name therein (filed as Exhibit 99.9 to the Registrant's
               Current Report on Form 8-K dated July 10, 1996 and
               incorporated herein by reference).
10.31      --  Form of Common Stock Registration Rights Agreement by and
               between the Registrant and CIBC WG Argosy Merchant Form 2,
               L.L.C. (filed as Exhibit 99.10 to the Registrant's Current
               Report on Form 8-K dated July 10, 1996 and incorporated
               herein by reference).
10.32      --  Underwriting Agreement dated August 19, 1996 by and among the Registrant and Alex. Brown & Sons Incorporated, CIBC
               Wood Gundy Securities Corp. and Donaldson, Lufkin & Jenrette
               Securities Corporation (filed as Exhibit 99.3 to the
               Registrant's Current Report on Form 8-K dated August 27,
               1996 and incorporated herein by reference).
10.33      --  Asset Purchase Agreement between RailCom, Ltd. and the
               Registrant dated May 8, 1996 (filed as Exhibit 2.1 to the
               Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference).
10.34      --  Purchase and Sales Agreement Between CSX Realty Development
               Corporation, The Three Rivers Railway Company, The Atlantic
               Land and Improvement Company, Winston-Salem Southbound
               Railway Company, Gainesville Midland Railroad Company, and
               Richmond, Fredericksburg and Potomac Railway Company and
               RailCom, Ltd. dated January 23, 1996, as amended March 29,
               1996, and May 21, 1996 (filed as Exhibit 2.2.1 to the
               Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference).
10.35      --  Amendment to Purchase Agreement, dated March 29, 1996 (filed as Exhibit 2.2.2 to the Registrant's Current Report on Form
               8-K dated May 22, 1996 and incorporated herein by
               reference).
10.36      --  Second Amendment to Purchase Agreement dated May 21, 1996
               (filed as Exhibit 2.2.3 to the Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by
               reference).
10.37      --  Grant of Easement and Agreement dated May 21, 1996 (filed as
               Exhibit 2.3 to the Registrant's Current Report on Form 8-K
               dated May 22, 1996 and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.38      --  Assignment of License Agreements, dated May 21, 1996 (filed as Exhibit 2.4 to the Registrant's Current Report on Form
               8-K dated May 22, 1996 and incorporated herein by
               reference).
10.39      --  Assignment and Assumption Agreement dated May 22, 1996
               (filed as Exhibit 2.5 to the Registrant's Current Report on
               Form 8-K dated May 22, 1996 and incorporated herein by
               reference).
10.41      --  Underwriting Agreement dated October 9, 1996 by and among the Registrant, its United States subsidiaries, CIBC Wood
               Gundy Securities Corp. and Alex. Brown & Sons Incorporated
               (filed as Exhibit 99.2 to the Registrant's Current Report on
               Form 8-K dated October 9, 1996 and incorporated herein by
               reference).
10.42      --  Agreement of Purchase and Sale dated April 30, 1997 by and between the Registrant and Minnesota Mining and
               Manufacturing Company. The Exhibit contains a list briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.1 to the
               Registrant's Form S-3 Registration Statement (Reg. No. 333-
               26407) and incorporated herein by reference).
10.43      --  Stock Purchase Agreement dated April 11, 1997 by and among the Registrant, Van Wagner Communications, Inc., Richard M.
               Schaps and Jason Perline. The Exhibit contains a list
               briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to
               furnish supplementally a copy of any omitted Schedule or
               Exhibit to the Commission upon request (filed as Exhibit
               99.2 to the Registrant's Form S-3 Registration Statement
               (Reg. No. 333-26407) and incorporated herein by reference).
10.44      --  Signboard Easements Sale Agreement dated March 21, 1997 between the Registrant and the Burlington Northern and Santa
               Fe Railway Company. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.3 to the
               Registrant's Form S-3 Registration Statement (Reg. No.
               333-26407) and incorporated herein by reference).
10.45      --  Asset Purchase Agreement dated as of February 24, 1997 by and between the Registrant and GRTP, Ltd. The Exhibit
               contains a list briefly identifying the contents of
               Schedules and Exhibits, some of which have been omitted. The
               Registrant agrees to furnish supplementally a copy of any
               omitted Schedule or Exhibit to the Commission upon request
               (filed as Exhibit 99.4 to the Registrant's Form S-3
               Registration Statement (Reg. No. 333-26407) and incorporated herein by reference).
10.46      --  Joint Venture Asset Purchase Agreement dated as of February
               28, 1997 by and between the Registrant and Reynolds/Tower
               Outdoor Sign Joint Venture. The Exhibit contains a list
               briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to
               furnish supplementally a copy of any omitted Schedule or
               Exhibit to the Commission upon request (filed as Exhibit
               99.5 to the Registrant's Form S-3 Registration Statement
               (Reg. No. 333-26407) and incorporated herein by reference).
10.47      --  Joint Venture Asset Purchase Agreement dated as of February
               28, 1997 by and between the Registrant and Reynolds/McCrary
               Joint Venture. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.6 to the
               Registrant's Form S-3 Registration Statement (Reg. No. 333-
               26407) and incorporated herein by reference).
10.48      --  Joint Venture Asset Purchase Agreement dated as of February
               28, 1997 by and between the Registrant and RV Outdoor Sign
               Joint Venture. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant Agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.7 to the
               Registrant's Registration Statement on Form S-3 (Reg. No.
               333-26407) and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.49      --  Asset Purchase Agreement dated as of January 21, 1997 by and among the Registrant and Scadron Enterprises, Robert B.
               Scadron, Jeffrey Scadron and Barry Scadron. The Exhibit
               contains a list briefly identifying the contents of
               Schedules and Exhibits, some of which have been omitted. The
               Registrant Agrees to furnish supplementally a copy of any
               omitted Schedule or Exhibit to the Commission upon request
               (filed as Exhibit 99.8 to the Registrant's Registration
               Statement on Form S-3 (Reg. No. 333-26407) and incorporated herein by reference).
10.50      --  Asset Purchase Agreement dated as of December 27, 1996 by and among the Registrant, Villepigue Outdoor Advertising
               Corporation, Villepigue International Advertising, Inc.,
               S.B. Properties, Inc., Third & Eighth Realty Corp. and
               Mobile Outdoor Media, Inc. The Exhibit contains a list
               briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant Agrees to
               furnish supplementally a copy of any omitted Schedule or
               Exhibit to the Commission upon request (filed as Exhibit
               99.9 to the Registrant's Registration Statement on Form S-3
               (Reg. No. 333-26407) and incorporated herein by reference).
10.51      --  Amendment dated as of March 12, 1997 to the Fourth amended and Restated Credit Agreement dated as of October 22, 1996, among the Registrant, Mediacom Inc., the several banks and other financial institutions parties thereto and Canadian
               Imperial Bank of Commerce as administrative agent (filed as
               Exhibit 99.10 to the Registrant's Registration Statement on
               Form S-3 (Reg. No. 333-26407) and incorporated herein by
               reference).
10.52      --  Second Amendment dated as of May 9, 1997 to the Fourth
               Amended and Restated Credit Agreement dated as of October
               22, 1996, as amended, among the Registrant, Mediacom Inc., the several banks and other financial institutions parties thereto and Canadian Imperial Bank of Commerce as
               administrative agent (filed as Exhibit 99.11 to the
               Registrant's Registration Statement on Form S-3 (Reg. No.
               333-26407) and incorporated herein by reference).
10.53      --  Amendment No. 1 dated as of May 22, 1997 to Stock Purchase
               Agreement dated April 11, 1997 by and among Richard M.
               Schaps, Jason Perline, Van Wagner Communications, Inc. and
               the Registrant (filed as Exhibit 99.1 to the Registrant's
               Current Report on Form 8-K dated May 28, 1997 and
               incorporated herein by reference).
10.54      --  Underwriting Agreement dated May 22, 1997 by and among the
               Registrant, the selling stockholders named therein, Alex.
               Brown & Sons Incorporated, Donaldson, Lufkin & Jenrette
               Securities Corporation, CIBC Wood Gundy Securities Corp.,
               Montgomery Securities and Prudential Securities Corporation
               (filed as Exhibit 99.2 to the Registrant's Current Report on
               Form 8-K dated May 28, 1997 and incorporated herein by
               reference).
10.55      --  Amendment No. 1 dated June 2, 1997 to Underwriting Agreement dated May 22, 1997 by and among the Registrant, the selling stockholders named therein, Alex. Brown & Sons Incorporated,
               Donaldson, Lufkin & Jenrette Securities Corporation, CIBC
               Wood Gundy Securities Corp., Montgomery Securities and
               Prudential Securities Corporation (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated June 4,
               1997 and incorporated herein by reference).
10.56      --  Purchase Agreement dated June 17, 1997 among the Registrant, its United States subsidiaries, CIBC Wood Gundy Securities
               Corp., Alex. Brown & Sons Incorporated and Donaldson, Lufkin
               & Jenrette Securities Corporation (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-4 (Reg.
               No. 333-30957) and incorporated herein by reference).
10.57      --  Registration Rights Agreement dated June 17, 1997 among the
               Registrant, the Guarantors named therein, CIBC Wood Gundy
               Securities Corp., Alex. Brown & Sons Incorporated and
               Donaldson, Lufkin & Jenrette Securities Corporation (filed as Exhibit 99.2 to the Registrant's Registration Statement
               on Form S-4 (Reg. No. 333-30957) and incorporated herein by reference).
10.58      --  Asset Purchase Agreement dated August 15, 1997, by and between the Registrant and The Lamar Corporation (filed as
               Exhibit 99.2 to the Registrant's Current Report on Form 8-K
               dated August 29, 1997 and incorporated herein by reference).
10.59      --  Fifth Amended and Restated Credit Agreement, dated as of
               August 15, 1997, among the Registrant, Mediacom Inc., the
               several lenders parties thereto and Canadian Imperial Bank of Commerce, as agent (filed as Exhibit 99.3 to the
               Registrant's Current Report on Form 8-K dated August 29,
               1997 and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.60      --  1966 Non-Employee Director Stock Option Plan (filed as
               Exhibit 99.3 to the Registrant's Registration Statement on
               Form S-8 (Reg. No. 333-38589) and incorporated herein by
               reference).
10.61      --  Stock Purchase Agreement dated November 7, 1997 among the
               Registrant, Salm Enterprises, Inc., Joslyn Stuart and
               Hillary Salm. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request.
10.62      --  Asset Purchase Agreement dated November 25, 1997 by and between the Registrant and Outdoor Media Group, Inc. The
               Exhibit contains a list briefly identifying the contents of
               Schedules and Exhibits, some of which have been omitted. The
               Registrant agrees to furnish supplementally a copy of any
               omitted Schedule or Exhibit to the Commission upon request.
21.1       --  Subsidiaries of the Registrant
23.1       --  Consent of Deloitte & Touche LLP
27         --  Financial Data Schedule