Form 10-K405/A
period 1997-12-31
OUTDOOR SYSTEMS INC
filed 1998-03-26
CIK 874534

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------


                                  FORM 10-K/A


                               AMENDMENT NO. 1 TO


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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a) The following documents are incorporated by reference in or are filed as a part of this report:


        1. Financial statements (included under Item 8 of the Annual Report on Form 10-K as originally filed).


        2. Financial statement schedules.

           S-1 Independent Auditors' Report on Schedule+


           S-2 Schedule II -- Valuation and Qualifying Accounts+





---------------


        + Included in the Annual Report on Form 10-K as originally filed.



        3. Exhibits.



     The following exhibits are incorporated by reference in or filed as a part of this report:



EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1       --  Fourth Amended and Restated Certificate of Incorporation
               (filed as Exhibit 99.2 to the Registrant's Current Report on
               Form 8-K filed on June 4, 1997 (File No. 0-28256) and
               incorporated herein by reference).
 3.2       --  Amended and Restated Bylaws (filed as Exhibit 3.2 to the
               Registrant's Amendment No. 2 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).
 4.1       --  Specimen Common Stock Certificate of the Registrant (filed as Exhibit 4.1 to the Registrant's Amendment No. 2 to Form
               S-1 Registration Statement (Reg. No. 333-1582) and
               incorporated herein by reference).
 4.2       --  Indenture (filed as Exhibit 4.2 to the Registrant's Form S-1
               Registration Statement No. 33-64638 and incorporated herein by reference).
 4.3       --  Indenture dated October 15, 1996, (the "1996 Indenture"), by and among the Registrant, its United States subsidiaries and
               The Bank of New York, as trustee (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 9,
               1996 and incorporated herein by reference).
 4.4       --  Indenture dated as of June 23, 1997 (the "1997 Indenture")
               among the Registrant, its United States subsidiaries and The
               Bank of New York, as trustee, relating to the 8 7/8% Senior
               Subordinated Notes due 2007 (filed as Exhibit 4.2 to the
               Registrant's Registration Statement on Form S-4 (Reg. No.
               333-30957) and incorporated herein by reference).
 4.5       --  First Supplemental Indenture to the 1996 Indenture, dated as of June 23, 1997, by and among the Registrant, the
               Guarantors named therein, the Additional Guarantors named
               therein and The Bank of New York, as trustee, relating to
               the 9 3/8% Senior Subordinated Notes due 2006 (filed as
               Exhibit 2.3 to the Registrant's Registration Statement on
               Form 8-A (File No. 001-13275) and incorporated herein by
               reference).
 4.6       --  Second Supplemental Indenture to the 1996 Indenture, dated as of September 30, 1997, by and among the Registrant, the
               Guarantors named therein, the Additional Guarantors named
               therein and The Bank of New York, as trustee, relating to
               the 9 3/8% Senior Subordinated Notes due 2006 (filed as
               Exhibit 2.4 to the Registrant's Registration Statement on
               Form 8-A (File No. 001-13275) and incorporated herein by
               reference).
 4.7       --  Third Supplemental Indenture to the 1996 Indenture dated
               January 22, 1998 among the Registrant, the Guarantors named therein, the Additional Guarantor named therein and The Bank of New York, as trustee, relating to the 9 3/8% Senior
               Subordinated Notes due 2006.+

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 4.8       --  First Supplemental Indenture to the 1997 Indenture, dated as of September 30, 1997, by and among the Registrant, the
               Guarantors named therein, the Additional Guarantors named
               therein and The Bank of New York, as trustee, relating to
               the 8 7/8% Senior Subordinated Notes due 2007 (filed as
               Exhibit 2.7 to the Registrant's Registration Statement on
               Form 8-A (File No. 001-13275) and incorporated herein by
               reference).
 4.9       --  Second Supplemental Indenture to the 1997 Indenture dated
               January 22, 1998 among the Registrant, the Guarantors named therein, the Additional Guarantor named therein and The Bank of New York, as trustee, relating to the 8 7/8% Senior
               Subordinated Notes due 2007.+
 9.1       --  Voting Agreement dated May 4, 1990, effective April 2, 1989, between William S. Levine and Rubin Sabin (filed as Exhibit
               9.1 to the Registrant's Form S-1 Registration Statement No.
               33-64638 and incorporated herein by reference).
 9.2       --  Irrevocable Proxy dated as of April 2, 1989, between William
               S. Levine and Rubin Sabin (filed as Exhibit 9.2 to the
               Registrant's Form S-1 Registration Statement No. 33-64638
               and incorporated herein by reference).
 9.3       --  Amended and Restated Voting Agreement dated as of August 17,
               1993, entered into among the Registrant, William S. Levine and Gregory Riggle (filed as Exhibit 9.3 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).
 9.4       --  Stockholders' Agreement dated as of April 15, 1996, between
               William S. Levine, Arte Moreno and MK-Link Investments
               Limited Partnership (filed as Exhibit 9.4 to the
               Registrant's Amendment No. 2 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).
10.1       --  Fourth Amended and Restated Credit Agreement, dated as of
               October 22, 1996, entered into among the Registrant, the
               several lenders from time to time parties thereto and CIBC
               Inc., as agent (filed as Exhibit 10.1 to the Registrant's
               Quarterly Report on Form 10-Q for the period ended September
               30, 1996 and incorporated herein by reference).
10.2       --  Amended and Restated Securities Purchase Agreement dated as of August 17, 1993, entered into among the Registrant, TCW
               Special Placements Fund II and TCW Capital, as Investment
               Manager pursuant to an Investment Agreement dated as of June
               30, 1987 (filed as Exhibit 10.2 to the Registrant's Form S-1
               Registration Statement No. 33-64638 and incorporated herein by reference).
10.3       --  Junior Subordinated Exchange Note dated effective as of
               January 1, 1992, issued by the Registrant to Rubin Sabin
               (filed as Exhibit 10.3 to the Registrant's Form S-1
               Registration Statement No. 33-64638 and incorporated herein by reference).
10.4       --  Intercreditor and Subordination Agreement dated as of May 4,
               1990, among the Registrant, OS Advertising Company of Texas,
               Inc., Outdoor Today, Inc., National Westminster Bank USA, as
               Agent, Rubin Sabin and Elaine Sabin (filed as Exhibit 10.4 to the Registrant's Form S-1 Registration Statement No.
               33-64638 and incorporated herein by reference).
10.5       --  Amended and Restated Intercreditor and Subordination
               Agreement dated as of August 17, 1993, entered into between the Registrant, Gregory Riggle, CIBC Inc. and United States
               Trust Company of New York, as trustee (filed as Exhibit 10.5 to the Registrant's Form S-1 Registration Statement No.
               33-64638 and incorporated herein by reference).
10.6       --  Administrative Services Agreement dated as of June 1, 1993, between the Registrant and Camelback Services, Inc. (filed as Exhibit 10.6 to the Registrant's Form S-1 Registration
               Statement No. 33-64638 and incorporated herein by
               reference).*
10.7       --  Services Agreement dated as of May 1, 1993, between the
               Registrant, Williams Manufacturing, Inc. and J & L
               Industries, Inc. as amended by the First Amendment thereto dated April 15, 1996, to be effective as of July 1, 1995
               (filed as Exhibit 10.7 to the Registrant's Amendment No. 2 to Form S-1 Registration Statement No. 333-1582 and
               incorporated herein by reference).*
10.8       --  Amended and Restated Incentive Plan dated effective as of
               January 1, 1988, adopted by the Registrant as amended to
               date (filed as Exhibit 10.8 to the Registrant's Amendment
               No. 2 to Form S-1 Registration Statement No. 333-1582 and
               incorporated herein by reference).*

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.9       --  Assets Purchase Agreement dated March 15, 1991, among the
               Registrant, Naegele Outdoor Advertising, Inc., OS
               Advertising Company of Georgia, Inc., and Morris
               Communications Corporation, as amended by the First
               Amendment to Assets Purchase Agreement dated as of December
               23, 1991, among the Registrant, Naegele Outdoor Advertising,
               Inc., OS Advertising Company of Georgia, Inc., Morris
               Communications Corporation, and OS Advertising Company of
               Kentucky, Inc. (filed as Exhibit 10.17 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).
10.10      --  Agreement and grant of Option dated as of April 3, 1989, between the Registrant and Arthur Moreno, as amended by the
               First Amendment to Agreement and Grant of Option dated as of
               January 1, 1991 (filed as Exhibit 10.23 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).*
10.10.1    --  Letter Agreement between Registrant and Arte Moreno
               regarding Agreement and Grant of Option dated as of April 3,
               1989, and First Amendment to Agreement and Grant of Option
               dated as of January 1, 1991 (filed as Exhibit 10.10.1 to the
               Registrant's Amendment No. 3 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).*
10.11      --  Option Agreement dated as of January 1, 1991, between the
               Registrant and Wally Kelly (filed as Exhibit 10.24 to the
               Registrant's Form S-1 Registration Statement No. 33-64638
               and incorporated herein by reference).*
10.12      --  Senior Note Intercreditor Agreement dated as of August 17,
               1993, entered into among TCW Special Placements Fund II, TCW
               Capital, acting solely as investment manager pursuant to an
               Investment Management Agreement, the Registrant and United
               States Trust Company of New York as trustee (filed as
               Exhibit 10.26 to the Registrant's Form S-1 Registration
               Statement No. 33-64638 and incorporated herein by
               reference).
10.13      --  Bank Intercreditor Agreement dated as of August 17, 1993, entered into among TCW Special Placements Fund II, TCW
               Capital acting solely as investment manager pursuant to an
               Investment Management Agreement, the Registrant and CIBC
               Inc. as agent (filed as Exhibit 10.26 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).
10.14      --  Option Purchase Agreement among the Registrant and OS
               Advertising Company of Georgia, Inc. and Capitol Outdoor
               Acquisition Co., Inc. and Capitol Outdoor Leasing Co., Inc.,
               dated as of July 27, 1994, as amended by the First Amendment to Option Purchase Agreement dated as of December 14, 1994
               (filed as Exhibit 1 to the Registrant's Current Report on
               Form 8-K dated December 19, 1994 and incorporated herein by reference).
10.15      --  Asset Purchase Agreement between the Registrant and Eller
               Outdoor Advertising Company of Atlanta, dated November 21,
               1994 (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated December 19, 1994 and incorporated herein by reference).
10.16      --  The Registrant's 1996 Omnibus Plan (filed as Exhibit 10.16 to the Registrant's Amendment No. 2 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).*
10.17      --  Form of Incentive Stock Option Grant to be awarded to each of Wally C. Kelly and Bill M. Beverage pursuant to the terms of the Registrant's 1996 Omnibus Plan (filed as Exhibit
               10.17 to the Registrant's Amendment No. 2 to Form S-1
               Registration Statement No. 333-1582 and incorporated herein by reference).*
10.18      --  Form of Stock Option Grant to be awarded to each of Arte
               Moreno, Wally C. Kelly and Bill M. Beverage pursuant to the terms of the Registrant's 1996 Omnibus Plan (filed as
               Exhibit 10.18 to the Registrant's Amendment No. 2 to Form
               S-1 Registration Statement No. 333-1582 and incorporated
               herein by reference).*
10.19      --  Form of Incentive Plan Settlement Participant Election
               Agreement to be entered into by each of Wally C. Kelly and
               Bill M. Beverage pursuant to the conversion of interests in the Incentive Plan (filed as Exhibit 10.19 to the
               Registrant's Amendment No. 3 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).*

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.20      --  Asset Purchase Agreement dated July 9, 1996, by and between the Registrant and Gannett Co., Inc., together with the
               Promissory Note and related Guaranty. The Exhibit contains a list briefly identifying the contents of Schedules and
               Exhibits, some of which have been omitted. The Registrant
               agrees to furnish supplementally a copy of any omitted
               Schedule or Exhibit to the Commission upon request (filed as
               Exhibit 99.1 to the Registrant's Current Report on Form 8-K
               dated July 10, 1996 and incorporated herein by reference).
10.21      --  Amendment No. 1 to Asset Purchase Agreement among Gannett
               Co., Inc., Combined Communications Corporation, Gannett
               Transit, Inc., Shelter Media Communications, Inc., Gannett
               International Communications, Inc., and the Registrant dated as of August 12, 1996 (filed as Exhibit 99.1 to the
               Registrant's Current Report on Form 8-K dated August 27,
               1996 and incorporated herein by reference).
10.22      --  Amendment No. 2 to Asset Purchase Agreement among Gannett
               Co., Inc., Combined Communications Corporation, Gannett
               Transit, Inc., Shelter Media Communications, Inc., Gannett
               International Communications, Inc., and the Registrant dated as of August 19, 1996 (filed as Exhibit 99.2 to the
               Registrant's Current Report on Form 8-K dated August 27,
               1996 and incorporated herein by reference).
10.23      --  Form of Option by Gannett Outdoor Co. of Texas, Inc., in
               favor of the Registrant together with the form of Asset
               Purchase Agreement by and between the Registrant and Gannett
               Outdoor Co. of Texas, Inc. (filed as Exhibit 99.2 to the
               Registrant's Current Report on Form 8-K dated July 10, 1996 and incorporated herein by reference).
10.24      --  Senior Subordinated Credit Agreement dated July 9, 1996, by and among the Registrant, the guarantors named therein, the lenders named therein, and Canadian Imperial Bank of
               Commerce together with the forms of Bridge Note and Term
               Note. The Exhibit contains a list briefly identifying the
               contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted Schedule or Exhibit to the Commission
               upon request (filed as Exhibit 99.4 to the Registrant's
               Current Report on Form 8-K dated July 10, 1996 and
               incorporated herein by reference).
10.25      --  Form of Indenture by and among the Registrant, the
               subsidiary guarantors named therein, and a trustee to be
               selected by the Registrant (filed as Exhibit 99.5 to the
               Registrant's Current Report on Form 8-K dated July 10, 1996 and incorporated herein by reference).
10.26      --  First Supplemental Indenture dated as of August 22, 1996, by and between the Registrant and United States Trust Company of New York (filed as Exhibit 99.5 to the Registrant's
               Current Report on Form 8-K dated August 27, 1996 and
               incorporated herein by reference).
10.27      --  Securities Purchase Agreement dated July 9, 1996, by and between the Registrant and CIBC WG Argosy Merchant Fund 2,
               L.L.C. The Exhibit contains a list briefly identifying the contents of Schedules and Exhibits which have been omitted.
               The Registrant agrees to furnish supplementally a copy of
               any omitted Schedule or Exhibit to the Commission upon
               request (filed as Exhibit 99.6 to the Registrant's Current
               Report on Form 8-K dated July 10, 1996 and incorporated
               herein by reference).
10.28      --  Form of Certificate of Designations of Senior Increasing
               Rate Cumulative Preferred Stock, Series A (filed as Exhibit
               99.7 to the Registrant's Current Report on Form 8-K dated
               July 10, 1996 and incorporated herein by reference).
10.29      --  Form of Warrant Agreement by and between the Registrant and a Warrant Agent to be selected by the Registrant (filed as
               Exhibit 99.8 to the Registrant's Current Report on Form 8-K
               dated July 10, 1996 and incorporated herein by reference).
10.30      --  Form of Registration Rights Agreement by and among the
               Registrant, the guarantors names therein, and the holders
               name therein (filed as Exhibit 99.9 to the Registrant's
               Current Report on Form 8-K dated July 10, 1996 and
               incorporated herein by reference).
10.31      --  Form of Common Stock Registration Rights Agreement by and
               between the Registrant and CIBC WG Argosy Merchant Form 2,
               L.L.C. (filed as Exhibit 99.10 to the Registrant's Current
               Report on Form 8-K dated July 10, 1996 and incorporated
               herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.32      --  Underwriting Agreement dated August 19, 1996 by and among the Registrant and Alex. Brown & Sons Incorporated, CIBC
               Wood Gundy Securities Corp. and Donaldson, Lufkin & Jenrette
               Securities Corporation (filed as Exhibit 99.3 to the
               Registrant's Current Report on Form 8-K dated August 27,
               1996 and incorporated herein by reference).
10.33      --  Asset Purchase Agreement between RailCom, Ltd. and the
               Registrant dated May 8, 1996 (filed as Exhibit 2.1 to the
               Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference).
10.34      --  Purchase and Sales Agreement Between CSX Realty Development
               Corporation, The Three Rivers Railway Company, The Atlantic
               Land and Improvement Company, Winston-Salem Southbound
               Railway Company, Gainesville Midland Railroad Company, and
               Richmond, Fredericksburg and Potomac Railway Company and
               RailCom, Ltd. dated January 23, 1996, as amended March 29,
               1996, and May 21, 1996 (filed as Exhibit 2.2.1 to the
               Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference).
10.35      --  Amendment to Purchase Agreement, dated March 29, 1996 (filed as Exhibit 2.2.2 to the Registrant's Current Report on Form
               8-K dated May 22, 1996 and incorporated herein by
               reference).
10.36      --  Second Amendment to Purchase Agreement dated May 21, 1996
               (filed as Exhibit 2.2.3 to the Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by
               reference).
10.37      --  Grant of Easement and Agreement dated May 21, 1996 (filed as
               Exhibit 2.3 to the Registrant's Current Report on Form 8-K
               dated May 22, 1996 and incorporated herein by reference).
10.38      --  Assignment of License Agreements, dated May 21, 1996 (filed as Exhibit 2.4 to the Registrant's Current Report on Form
               8-K dated May 22, 1996 and incorporated herein by
               reference).
10.39      --  Assignment and Assumption Agreement dated May 22, 1996
               (filed as Exhibit 2.5 to the Registrant's Current Report on
               Form 8-K dated May 22, 1996 and incorporated herein by
               reference).
10.41      --  Underwriting Agreement dated October 9, 1996 by and among the Registrant, its United States subsidiaries, CIBC Wood
               Gundy Securities Corp. and Alex. Brown & Sons Incorporated
               (filed as Exhibit 99.2 to the Registrant's Current Report on
               Form 8-K dated October 9, 1996 and incorporated herein by
               reference).
10.42      --  Agreement of Purchase and Sale dated April 30, 1997 by and between the Registrant and Minnesota Mining and
               Manufacturing Company. The Exhibit contains a list briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.1 to the
               Registrant's Form S-3 Registration Statement (Reg. No. 333-
               26407) and incorporated herein by reference).
10.43      --  Stock Purchase Agreement dated April 11, 1997 by and among the Registrant, Van Wagner Communications, Inc., Richard M.
               Schaps and Jason Perline. The Exhibit contains a list
               briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to
               furnish supplementally a copy of any omitted Schedule or
               Exhibit to the Commission upon request (filed as Exhibit
               99.2 to the Registrant's Form S-3 Registration Statement
               (Reg. No. 333-26407) and incorporated herein by reference).
10.44      --  Signboard Easements Sale Agreement dated March 21, 1997 between the Registrant and the Burlington Northern and Santa
               Fe Railway Company. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.3 to the
               Registrant's Form S-3 Registration Statement (Reg. No.
               333-26407) and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.45      --  Asset Purchase Agreement dated as of February 24, 1997 by and between the Registrant and GRTP, Ltd. The Exhibit
               contains a list briefly identifying the contents of
               Schedules and Exhibits, some of which have been omitted. The
               Registrant agrees to furnish supplementally a copy of any
               omitted Schedule or Exhibit to the Commission upon request
               (filed as Exhibit 99.4 to the Registrant's Form S-3
               Registration Statement (Reg. No. 333-26407) and incorporated herein by reference).
10.46      --  Joint Venture Asset Purchase Agreement dated as of February
               28, 1997 by and between the Registrant and Reynolds/Tower
               Outdoor Sign Joint Venture. The Exhibit contains a list
               briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to
               furnish supplementally a copy of any omitted Schedule or
               Exhibit to the Commission upon request (filed as Exhibit
               99.5 to the Registrant's Form S-3 Registration Statement
               (Reg. No. 333-26407) and incorporated herein by reference).
10.47      --  Joint Venture Asset Purchase Agreement dated as of February
               28, 1997 by and between the Registrant and Reynolds/McCrary
               Joint Venture. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.6 to the
               Registrant's Form S-3 Registration Statement (Reg. No. 333-
               26407) and incorporated herein by reference).
10.48      --  Joint Venture Asset Purchase Agreement dated as of February
               28, 1997 by and between the Registrant and RV Outdoor Sign
               Joint Venture. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant Agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.7 to the
               Registrant's Registration Statement on Form S-3 (Reg. No.
               333-26407) and incorporated herein by reference).
10.49      --  Asset Purchase Agreement dated as of January 21, 1997 by and among the Registrant and Scadron Enterprises, Robert B.
               Scadron, Jeffrey Scadron and Barry Scadron. The Exhibit
               contains a list briefly identifying the contents of
               Schedules and Exhibits, some of which have been omitted. The
               Registrant Agrees to furnish supplementally a copy of any
               omitted Schedule or Exhibit to the Commission upon request
               (filed as Exhibit 99.8 to the Registrant's Registration
               Statement on Form S-3 (Reg. No. 333-26407) and incorporated herein by reference).
10.50      --  Asset Purchase Agreement dated as of December 27, 1996 by and among the Registrant, Villepigue Outdoor Advertising
               Corporation, Villepigue International Advertising, Inc.,
               S.B. Properties, Inc., Third & Eighth Realty Corp. and
               Mobile Outdoor Media, Inc. The Exhibit contains a list
               briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant Agrees to
               furnish supplementally a copy of any omitted Schedule or
               Exhibit to the Commission upon request (filed as Exhibit
               99.9 to the Registrant's Registration Statement on Form S-3
               (Reg. No. 333-26407) and incorporated herein by reference).
10.51      --  Amendment dated as of March 12, 1997 to the Fourth amended and Restated Credit Agreement dated as of October 22, 1996, among the Registrant, Mediacom Inc., the several banks and other financial institutions parties thereto and Canadian
               Imperial Bank of Commerce as administrative agent (filed as
               Exhibit 99.10 to the Registrant's Registration Statement on
               Form S-3 (Reg. No. 333-26407) and incorporated herein by
               reference).
10.52      --  Second Amendment dated as of May 9, 1997 to the Fourth
               Amended and Restated Credit Agreement dated as of October
               22, 1996, as amended, among the Registrant, Mediacom Inc., the several banks and other financial institutions parties thereto and Canadian Imperial Bank of Commerce as
               administrative agent (filed as Exhibit 99.11 to the
               Registrant's Registration Statement on Form S-3 (Reg. No.
               333-26407) and incorporated herein by reference).
10.53      --  Amendment No. 1 dated as of May 22, 1997 to Stock Purchase
               Agreement dated April 11, 1997 by and among Richard M.
               Schaps, Jason Perline, Van Wagner Communications, Inc. and
               the Registrant (filed as Exhibit 99.1 to the Registrant's
               Current Report on Form 8-K dated May 28, 1997 and
               incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.54      --  Underwriting Agreement dated May 22, 1997 by and among the
               Registrant, the selling stockholders named therein, Alex.
               Brown & Sons Incorporated, Donaldson, Lufkin & Jenrette
               Securities Corporation, CIBC Wood Gundy Securities Corp.,
               Montgomery Securities and Prudential Securities Corporation
               (filed as Exhibit 99.2 to the Registrant's Current Report on
               Form 8-K dated May 28, 1997 and incorporated herein by
               reference).
10.55      --  Amendment No. 1 dated June 2, 1997 to Underwriting Agreement dated May 22, 1997 by and among the Registrant, the selling stockholders named therein, Alex. Brown & Sons Incorporated,
               Donaldson, Lufkin & Jenrette Securities Corporation, CIBC
               Wood Gundy Securities Corp., Montgomery Securities and
               Prudential Securities Corporation (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated June 4,
               1997 and incorporated herein by reference).
10.56      --  Purchase Agreement dated June 17, 1997 among the Registrant, its United States subsidiaries, CIBC Wood Gundy Securities
               Corp., Alex. Brown & Sons Incorporated and Donaldson, Lufkin
               & Jenrette Securities Corporation (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-4 (Reg.
               No. 333-30957) and incorporated herein by reference).
10.57      --  Registration Rights Agreement dated June 17, 1997 among the
               Registrant, the Guarantors named therein, CIBC Wood Gundy
               Securities Corp., Alex. Brown & Sons Incorporated and
               Donaldson, Lufkin & Jenrette Securities Corporation (filed as Exhibit 99.2 to the Registrant's Registration Statement
               on Form S-4 (Reg. No. 333-30957) and incorporated herein by reference).
10.58      --  Asset Purchase Agreement dated August 15, 1997, by and between the Registrant and The Lamar Corporation (filed as
               Exhibit 99.2 to the Registrant's Current Report on Form 8-K
               dated August 29, 1997 and incorporated herein by reference).
10.59      --  Fifth Amended and Restated Credit Agreement, dated as of
               August 15, 1997, among the Registrant, Mediacom Inc., the
               several lenders parties thereto and Canadian Imperial Bank of Commerce, as agent (filed as Exhibit 99.3 to the
               Registrant's Current Report on Form 8-K dated August 29,
               1997 and incorporated herein by reference).
10.60      --  1966 Non-Employee Director Stock Option Plan (filed as
               Exhibit 99.3 to the Registrant's Registration Statement on
               Form S-8 (Reg. No. 333-38589) and incorporated herein by
               reference).*
10.61      --  Stock Purchase Agreement dated November 7, 1997 among the
               Registrant, Salm Enterprises, Inc., Joslyn Stuart and
               Hillary Salm. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request.+
10.62      --  Asset Purchase Agreement dated November 25, 1997 by and between the Registrant and Outdoor Media Group, Inc. The
               Exhibit contains a list briefly identifying the contents of
               Schedules and Exhibits, some of which have been omitted. The
               Registrant agrees to furnish supplementally a copy of any
               omitted Schedule or Exhibit to the Commission upon request.+
10.63      --  Incentive Bonus Plan for the Chief Executive Officer (filed as Annex A to the Registrant's Proxy Statement dated April
               30, 1997 and incorporated herein by reference).*
21.1       --  Subsidiaries of the Registrant+
23.1       --  Consent of Deloitte & Touche LLP
27.1       --  Financial Data Schedule for the years ended December 31,
               1997 and 1996
27.2       --  Financial Data Schedule for the interim periods in the year ended December 31, 1997
27.3       --  Financial Data Schedule for the interim periods in the year ended December 31, 1996


---------------

*   Indicates management contract or compensatory plan or arrangement.



+ Filed as Exhibit of same number to the Annual Report on Form 10-K for fiscal year 1997 as originally filed.



     (b) Reports on Form 8-K.



         None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Phoenix, State of Arizona, on the 25th day of March 1998.


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

                             OUTDOOR SYSTEMS, INC.


          By: /s/ ARTURO R. MORENO                 Date: March 25, 1998
--------------------------------------------
              Arturo R. Moreno
           President and Director
       (Principal Executive Officer)

         By: /s/ WILLIAM S. LEVINE                 Date: March 25, 1998
--------------------------------------------
             William S. Levine
           Chairman and Director

          By: /s/ BILL M. BEVERAGE                 Date: March 25, 1998
--------------------------------------------
              Bill M. Beverage
  Secretary, Treasurer and Chief Financial
                  Officer
(Principal Financial and Accounting Officer)

         By: /s/ BRIAN J. O'CONNOR                 Date: March 25, 1998
--------------------------------------------
             Brian J. O'Connor
                  Director

       By: /s/ STEPHEN F. BUTTERFIELD              Date: March 25, 1998
--------------------------------------------
           Stephen F. Butterfield
                  Director

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1       --  Fourth Amended and Restated Certificate of Incorporation
               (filed as Exhibit 99.2 to the Registrant's Current Report on
               Form 8-K filed on June 4, 1997 (File No. 0-28256) and
               incorporated herein by reference).
 3.2       --  Amended and Restated Bylaws (filed as Exhibit 3.2 to the
               Registrant's Amendment No. 2 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).
 4.1       --  Specimen Common Stock Certificate of the Registrant (filed as Exhibit 4.1 to the Registrant's Amendment No. 2 to Form
               S-1 Registration Statement (Reg. No. 333-1582) and
               incorporated herein by reference).
 4.2       --  Indenture (filed as Exhibit 4.2 to the Registrant's Form S-1
               Registration Statement No. 33-64638 and incorporated herein by reference).
 4.3       --  Indenture dated October 15, 1996, (the "1996 Indenture"), by and among the Registrant, its United States subsidiaries and
               The Bank of New York, as trustee (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 9,
               1996 and incorporated herein by reference).
 4.4       --  Indenture dated as of June 23, 1997 (the "1997 Indenture")
               among the Registrant, its United States subsidiaries and The
               Bank of New York, as trustee, relating to the 8 7/8% Senior
               Subordinated Notes due 2007 (filed as Exhibit 4.2 to the
               Registrant's Registration Statement on Form S-4 (Reg. No.
               333-30957) and incorporated herein by reference).
 4.5       --  First Supplemental Indenture to the 1996 Indenture, dated as of June 23, 1997, by and among the Registrant, the
               Guarantors named therein, the Additional Guarantors named
               therein and The Bank of New York, as trustee, relating to
               the 9 3/8% Senior Subordinated Notes due 2006 (filed as
               Exhibit 2.3 to the Registrant's Registration Statement on
               Form 8-A (File No. 001-13275) and incorporated herein by
               reference).
 4.6       --  Second Supplemental Indenture to the 1996 Indenture, dated as of September 30, 1997, by and among the Registrant, the
               Guarantors named therein, the Additional Guarantors named
               therein and The Bank of New York, as trustee, relating to
               the 9 3/8% Senior Subordinated Notes due 2006 (filed as
               Exhibit 2.4 to the Registrant's Registration Statement on
               Form 8-A (File No. 001-13275) and incorporated herein by
               reference).
 4.7       --  Third Supplemental Indenture to the 1996 Indenture dated
               January 22, 1998 among the Registrant, the Guarantors named therein, the Additional Guarantor named therein and The Bank of New York, as trustee, relating to the 9 3/8% Senior
               Subordinated Notes due 2006.+
 4.8       --  First Supplemental Indenture to the 1997 Indenture, dated as of September 30, 1997, by and among the Registrant, the
               Guarantors named therein, the Additional Guarantors named
               therein and The Bank of New York, as trustee, relating to
               the 8 7/8% Senior Subordinated Notes due 2007 (filed as
               Exhibit 2.7 to the Registrant's Registration Statement on
               Form 8-A (File No. 001-13275) and incorporated herein by
               reference).
 4.9       --  Second Supplemental Indenture to the 1997 Indenture dated
               January 22, 1998 among the Registrant, the Guarantors named therein, the Additional Guarantor named therein and The Bank of New York, as trustee, relating to the 8 7/8% Senior
               Subordinated Notes due 2007.+
 9.1       --  Voting Agreement dated May 4, 1990, effective April 2, 1989, between William S. Levine and Rubin Sabin (filed as Exhibit
               9.1 to the Registrant's Form S-1 Registration Statement No.
               33-64638 and incorporated herein by reference).
 9.2       --  Irrevocable Proxy dated as of April 2, 1989, between William
               S. Levine and Rubin Sabin (filed as Exhibit 9.2 to the
               Registrant's Form S-1 Registration Statement No. 33-64638
               and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 9.3       --  Amended and Restated Voting Agreement dated as of August 17,
               1993, entered into among the Registrant, William S. Levine and Gregory Riggle (filed as Exhibit 9.3 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).
 9.4       --  Stockholders' Agreement dated as of April 15, 1996, between
               William S. Levine, Arte Moreno and MK-Link Investments
               Limited Partnership (filed as Exhibit 9.4 to the
               Registrant's Amendment No. 2 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).
10.1       --  Fourth Amended and Restated Credit Agreement, dated as of
               October 22, 1996, entered into among the Registrant, the
               several lenders from time to time parties thereto and CIBC
               Inc., as agent (filed as Exhibit 10.1 to the Registrant's
               Quarterly Report on Form 10-Q for the period ended September
               30, 1996 and incorporated herein by reference).
10.2       --  Amended and Restated Securities Purchase Agreement dated as of August 17, 1993, entered into among the Registrant, TCW
               Special Placements Fund II and TCW Capital, as Investment
               Manager pursuant to an Investment Agreement dated as of June
               30, 1987 (filed as Exhibit 10.2 to the Registrant's Form S-1
               Registration Statement No. 33-64638 and incorporated herein by reference).
10.3       --  Junior Subordinated Exchange Note dated effective as of
               January 1, 1992, issued by the Registrant to Rubin Sabin
               (filed as Exhibit 10.3 to the Registrant's Form S-1
               Registration Statement No. 33-64638 and incorporated herein by reference).
10.4       --  Intercreditor and Subordination Agreement dated as of May 4,
               1990, among the Registrant, OS Advertising Company of Texas,
               Inc., Outdoor Today, Inc., National Westminster Bank USA, as
               Agent, Rubin Sabin and Elaine Sabin (filed as Exhibit 10.4 to the Registrant's Form S-1 Registration Statement No.
               33-64638 and incorporated herein by reference).
10.5       --  Amended and Restated Intercreditor and Subordination
               Agreement dated as of August 17, 1993, entered into between the Registrant, Gregory Riggle, CIBC Inc. and United States
               Trust Company of New York, as trustee (filed as Exhibit 10.5 to the Registrant's Form S-1 Registration Statement No.
               33-64638 and incorporated herein by reference).
10.6       --  Administrative Services Agreement dated as of June 1, 1993, between the Registrant and Camelback Services, Inc. (filed as Exhibit 10.6 to the Registrant's Form S-1 Registration
               Statement No. 33-64638 and incorporated herein by
               reference).*
10.7       --  Services Agreement dated as of May 1, 1993, between the
               Registrant, Williams Manufacturing, Inc. and J & L
               Industries, Inc. as amended by the First Amendment thereto dated April 15, 1996, to be effective as of July 1, 1995
               (filed as Exhibit 10.7 to the Registrant's Amendment No. 2 to Form S-1 Registration Statement No. 333-1582 and
               incorporated herein by reference).*
10.8       --  Amended and Restated Incentive Plan dated effective as of
               January 1, 1988, adopted by the Registrant as amended to
               date (filed as Exhibit 10.8 to the Registrant's Amendment
               No. 2 to Form S-1 Registration Statement No. 333-1582 and
               incorporated herein by reference).*
10.9       --  Assets Purchase Agreement dated March 15, 1991, among the
               Registrant, Naegele Outdoor Advertising, Inc., OS
               Advertising Company of Georgia, Inc., and Morris
               Communications Corporation, as amended by the First
               Amendment to Assets Purchase Agreement dated as of December
               23, 1991, among the Registrant, Naegele Outdoor Advertising,
               Inc., OS Advertising Company of Georgia, Inc., Morris
               Communications Corporation, and OS Advertising Company of
               Kentucky, Inc. (filed as Exhibit 10.17 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).
10.10      --  Agreement and grant of Option dated as of April 3, 1989, between the Registrant and Arthur Moreno, as amended by the
               First Amendment to Agreement and Grant of Option dated as of
               January 1, 1991 (filed as Exhibit 10.23 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).*
10.10.1    --  Letter Agreement between Registrant and Arte Moreno
               regarding Agreement and Grant of Option dated as of April 3,
               1989, and First Amendment to Agreement and Grant of Option
               dated as of January 1, 1991 (filed as Exhibit 10.10.1 to the
               Registrant's Amendment No. 3 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).*

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.11      --  Option Agreement dated as of January 1, 1991, between the
               Registrant and Wally Kelly (filed as Exhibit 10.24 to the
               Registrant's Form S-1 Registration Statement No. 33-64638
               and incorporated herein by reference).*
10.12      --  Senior Note Intercreditor Agreement dated as of August 17,
               1993, entered into among TCW Special Placements Fund II, TCW
               Capital, acting solely as investment manager pursuant to an
               Investment Management Agreement, the Registrant and United
               States Trust Company of New York as trustee (filed as
               Exhibit 10.26 to the Registrant's Form S-1 Registration
               Statement No. 33-64638 and incorporated herein by
               reference).
10.13      --  Bank Intercreditor Agreement dated as of August 17, 1993, entered into among TCW Special Placements Fund II, TCW
               Capital acting solely as investment manager pursuant to an
               Investment Management Agreement, the Registrant and CIBC
               Inc. as agent (filed as Exhibit 10.26 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).
10.14      --  Option Purchase Agreement among the Registrant and OS
               Advertising Company of Georgia, Inc. and Capitol Outdoor
               Acquisition Co., Inc. and Capitol Outdoor Leasing Co., Inc.,
               dated as of July 27, 1994, as amended by the First Amendment to Option Purchase Agreement dated as of December 14, 1994
               (filed as Exhibit 1 to the Registrant's Current Report on
               Form 8-K dated December 19, 1994 and incorporated herein by reference).
10.15      --  Asset Purchase Agreement between the Registrant and Eller
               Outdoor Advertising Company of Atlanta, dated November 21,
               1994 (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated December 19, 1994 and incorporated herein by reference).
10.16      --  The Registrant's 1996 Omnibus Plan (filed as Exhibit 10.16 to the Registrant's Amendment No. 2 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).*
10.17      --  Form of Incentive Stock Option Grant to be awarded to each of Wally C. Kelly and Bill M. Beverage pursuant to the terms of the Registrant's 1996 Omnibus Plan (filed as Exhibit
               10.17 to the Registrant's Amendment No. 2 to Form S-1
               Registration Statement No. 333-1582 and incorporated herein by reference).*
10.18      --  Form of Stock Option Grant to be awarded to each of Arte
               Moreno, Wally C. Kelly and Bill M. Beverage pursuant to the terms of the Registrant's 1996 Omnibus Plan (filed as
               Exhibit 10.18 to the Registrant's Amendment No. 2 to Form
               S-1 Registration Statement No. 333-1582 and incorporated
               herein by reference).*
10.19      --  Form of Incentive Plan Settlement Participant Election
               Agreement to be entered into by each of Wally C. Kelly and
               Bill M. Beverage pursuant to the conversion of interests in the Incentive Plan (filed as Exhibit 10.19 to the
               Registrant's Amendment No. 3 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).*
10.20      --  Asset Purchase Agreement dated July 9, 1996, by and between the Registrant and Gannett Co., Inc., together with the
               Promissory Note and related Guaranty. The Exhibit contains a list briefly identifying the contents of Schedules and
               Exhibits, some of which have been omitted. The Registrant
               agrees to furnish supplementally a copy of any omitted
               Schedule or Exhibit to the Commission upon request (filed as
               Exhibit 99.1 to the Registrant's Current Report on Form 8-K
               dated July 10, 1996 and incorporated herein by reference).
10.21      --  Amendment No. 1 to Asset Purchase Agreement among Gannett
               Co., Inc., Combined Communications Corporation, Gannett
               Transit, Inc., Shelter Media Communications, Inc., Gannett
               International Communications, Inc., and the Registrant dated as of August 12, 1996 (filed as Exhibit 99.1 to the
               Registrant's Current Report on Form 8-K dated August 27,
               1996 and incorporated herein by reference).
10.22      --  Amendment No. 2 to Asset Purchase Agreement among Gannett
               Co., Inc., Combined Communications Corporation, Gannett
               Transit, Inc., Shelter Media Communications, Inc., Gannett
               International Communications, Inc., and the Registrant dated as of August 19, 1996 (filed as Exhibit 99.2 to the
               Registrant's Current Report on Form 8-K dated August 27,
               1996 and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.23      --  Form of Option by Gannett Outdoor Co. of Texas, Inc., in
               favor of the Registrant together with the form of Asset
               Purchase Agreement by and between the Registrant and Gannett
               Outdoor Co. of Texas, Inc. (filed as Exhibit 99.2 to the
               Registrant's Current Report on Form 8-K dated July 10, 1996 and incorporated herein by reference).
10.24      --  Senior Subordinated Credit Agreement dated July 9, 1996, by and among the Registrant, the guarantors named therein, the lenders named therein, and Canadian Imperial Bank of
               Commerce together with the forms of Bridge Note and Term
               Note. The Exhibit contains a list briefly identifying the
               contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted Schedule or Exhibit to the Commission
               upon request (filed as Exhibit 99.4 to the Registrant's
               Current Report on Form 8-K dated July 10, 1996 and
               incorporated herein by reference).
10.25      --  Form of Indenture by and among the Registrant, the
               subsidiary guarantors named therein, and a trustee to be
               selected by the Registrant (filed as Exhibit 99.5 to the
               Registrant's Current Report on Form 8-K dated July 10, 1996 and incorporated herein by reference).
10.26      --  First Supplemental Indenture dated as of August 22, 1996, by and between the Registrant and United States Trust Company of New York (filed as Exhibit 99.5 to the Registrant's
               Current Report on Form 8-K dated August 27, 1996 and
               incorporated herein by reference).
10.27      --  Securities Purchase Agreement dated July 9, 1996, by and between the Registrant and CIBC WG Argosy Merchant Fund 2,
               L.L.C. The Exhibit contains a list briefly identifying the contents of Schedules and Exhibits which have been omitted.
               The Registrant agrees to furnish supplementally a copy of
               any omitted Schedule or Exhibit to the Commission upon
               request (filed as Exhibit 99.6 to the Registrant's Current
               Report on Form 8-K dated July 10, 1996 and incorporated
               herein by reference).
10.28      --  Form of Certificate of Designations of Senior Increasing
               Rate Cumulative Preferred Stock, Series A (filed as Exhibit
               99.7 to the Registrant's Current Report on Form 8-K dated
               July 10, 1996 and incorporated herein by reference).
10.29      --  Form of Warrant Agreement by and between the Registrant and a Warrant Agent to be selected by the Registrant (filed as
               Exhibit 99.8 to the Registrant's Current Report on Form 8-K
               dated July 10, 1996 and incorporated herein by reference).
10.30      --  Form of Registration Rights Agreement by and among the
               Registrant, the guarantors names therein, and the holders
               name therein (filed as Exhibit 99.9 to the Registrant's
               Current Report on Form 8-K dated July 10, 1996 and
               incorporated herein by reference).
10.31      --  Form of Common Stock Registration Rights Agreement by and
               between the Registrant and CIBC WG Argosy Merchant Form 2,
               L.L.C. (filed as Exhibit 99.10 to the Registrant's Current
               Report on Form 8-K dated July 10, 1996 and incorporated
               herein by reference).
10.32      --  Underwriting Agreement dated August 19, 1996 by and among the Registrant and Alex. Brown & Sons Incorporated, CIBC
               Wood Gundy Securities Corp. and Donaldson, Lufkin & Jenrette
               Securities Corporation (filed as Exhibit 99.3 to the
               Registrant's Current Report on Form 8-K dated August 27,
               1996 and incorporated herein by reference).
10.33      --  Asset Purchase Agreement between RailCom, Ltd. and the
               Registrant dated May 8, 1996 (filed as Exhibit 2.1 to the
               Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference).
10.34      --  Purchase and Sales Agreement Between CSX Realty Development
               Corporation, The Three Rivers Railway Company, The Atlantic
               Land and Improvement Company, Winston-Salem Southbound
               Railway Company, Gainesville Midland Railroad Company, and
               Richmond, Fredericksburg and Potomac Railway Company and
               RailCom, Ltd. dated January 23, 1996, as amended March 29,
               1996, and May 21, 1996 (filed as Exhibit 2.2.1 to the
               Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference).
10.35      --  Amendment to Purchase Agreement, dated March 29, 1996 (filed as Exhibit 2.2.2 to the Registrant's Current Report on Form
               8-K dated May 22, 1996 and incorporated herein by
               reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.36      --  Second Amendment to Purchase Agreement dated May 21, 1996
               (filed as Exhibit 2.2.3 to the Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by
               reference).
10.37      --  Grant of Easement and Agreement dated May 21, 1996 (filed as
               Exhibit 2.3 to the Registrant's Current Report on Form 8-K
               dated May 22, 1996 and incorporated herein by reference).
10.38      --  Assignment of License Agreements, dated May 21, 1996 (filed as Exhibit 2.4 to the Registrant's Current Report on Form
               8-K dated May 22, 1996 and incorporated herein by
               reference).
10.39      --  Assignment and Assumption Agreement dated May 22, 1996
               (filed as Exhibit 2.5 to the Registrant's Current Report on
               Form 8-K dated May 22, 1996 and incorporated herein by
               reference).
10.41      --  Underwriting Agreement dated October 9, 1996 by and among the Registrant, its United States subsidiaries, CIBC Wood
               Gundy Securities Corp. and Alex. Brown & Sons Incorporated
               (filed as Exhibit 99.2 to the Registrant's Current Report on
               Form 8-K dated October 9, 1996 and incorporated herein by
               reference).
10.42      --  Agreement of Purchase and Sale dated April 30, 1997 by and between the Registrant and Minnesota Mining and
               Manufacturing Company. The Exhibit contains a list briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.1 to the
               Registrant's Form S-3 Registration Statement (Reg. No. 333-
               26407) and incorporated herein by reference).
10.43      --  Stock Purchase Agreement dated April 11, 1997 by and among the Registrant, Van Wagner Communications, Inc., Richard M.
               Schaps and Jason Perline. The Exhibit contains a list
               briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to
               furnish supplementally a copy of any omitted Schedule or
               Exhibit to the Commission upon request (filed as Exhibit
               99.2 to the Registrant's Form S-3 Registration Statement
               (Reg. No. 333-26407) and incorporated herein by reference).
10.44      --  Signboard Easements Sale Agreement dated March 21, 1997 between the Registrant and the Burlington Northern and Santa
               Fe Railway Company. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.3 to the
               Registrant's Form S-3 Registration Statement (Reg. No.
               333-26407) and incorporated herein by reference).
10.45      --  Asset Purchase Agreement dated as of February 24, 1997 by and between the Registrant and GRTP, Ltd. The Exhibit
               contains a list briefly identifying the contents of
               Schedules and Exhibits, some of which have been omitted. The
               Registrant agrees to furnish supplementally a copy of any
               omitted Schedule or Exhibit to the Commission upon request
               (filed as Exhibit 99.4 to the Registrant's Form S-3
               Registration Statement (Reg. No. 333-26407) and incorporated herein by reference).
10.46      --  Joint Venture Asset Purchase Agreement dated as of February
               28, 1997 by and between the Registrant and Reynolds/Tower
               Outdoor Sign Joint Venture. The Exhibit contains a list
               briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to
               furnish supplementally a copy of any omitted Schedule or
               Exhibit to the Commission upon request (filed as Exhibit
               99.5 to the Registrant's Form S-3 Registration Statement
               (Reg. No. 333-26407) and incorporated herein by reference).
10.47      --  Joint Venture Asset Purchase Agreement dated as of February
               28, 1997 by and between the Registrant and Reynolds/McCrary
               Joint Venture. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.6 to the
               Registrant's Form S-3 Registration Statement (Reg. No. 333-
               26407) and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.48      --  Joint Venture Asset Purchase Agreement dated as of February
               28, 1997 by and between the Registrant and RV Outdoor Sign
               Joint Venture. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant Agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.7 to the
               Registrant's Registration Statement on Form S-3 (Reg. No.
               333-26407) and incorporated herein by reference).
10.49      --  Asset Purchase Agreement dated as of January 21, 1997 by and among the Registrant and Scadron Enterprises, Robert B.
               Scadron, Jeffrey Scadron and Barry Scadron. The Exhibit
               contains a list briefly identifying the contents of
               Schedules and Exhibits, some of which have been omitted. The
               Registrant Agrees to furnish supplementally a copy of any
               omitted Schedule or Exhibit to the Commission upon request
               (filed as Exhibit 99.8 to the Registrant's Registration
               Statement on Form S-3 (Reg. No. 333-26407) and incorporated herein by reference).
10.50      --  Asset Purchase Agreement dated as of December 27, 1996 by and among the Registrant, Villepigue Outdoor Advertising
               Corporation, Villepigue International Advertising, Inc.,
               S.B. Properties, Inc., Third & Eighth Realty Corp. and
               Mobile Outdoor Media, Inc. The Exhibit contains a list
               briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant Agrees to
               furnish supplementally a copy of any omitted Schedule or
               Exhibit to the Commission upon request (filed as Exhibit
               99.9 to the Registrant's Registration Statement on Form S-3
               (Reg. No. 333-26407) and incorporated herein by reference).
10.51      --  Amendment dated as of March 12, 1997 to the Fourth amended and Restated Credit Agreement dated as of October 22, 1996, among the Registrant, Mediacom Inc., the several banks and other financial institutions parties thereto and Canadian
               Imperial Bank of Commerce as administrative agent (filed as
               Exhibit 99.10 to the Registrant's Registration Statement on
               Form S-3 (Reg. No. 333-26407) and incorporated herein by
               reference).
10.52      --  Second Amendment dated as of May 9, 1997 to the Fourth
               Amended and Restated Credit Agreement dated as of October
               22, 1996, as amended, among the Registrant, Mediacom Inc., the several banks and other financial institutions parties thereto and Canadian Imperial Bank of Commerce as
               administrative agent (filed as Exhibit 99.11 to the
               Registrant's Registration Statement on Form S-3 (Reg. No.
               333-26407) and incorporated herein by reference).
10.53      --  Amendment No. 1 dated as of May 22, 1997 to Stock Purchase
               Agreement dated April 11, 1997 by and among Richard M.
               Schaps, Jason Perline, Van Wagner Communications, Inc. and
               the Registrant (filed as Exhibit 99.1 to the Registrant's
               Current Report on Form 8-K dated May 28, 1997 and
               incorporated herein by reference).
10.54      --  Underwriting Agreement dated May 22, 1997 by and among the
               Registrant, the selling stockholders named therein, Alex.
               Brown & Sons Incorporated, Donaldson, Lufkin & Jenrette
               Securities Corporation, CIBC Wood Gundy Securities Corp.,
               Montgomery Securities and Prudential Securities Corporation
               (filed as Exhibit 99.2 to the Registrant's Current Report on
               Form 8-K dated May 28, 1997 and incorporated herein by
               reference).
10.55      --  Amendment No. 1 dated June 2, 1997 to Underwriting Agreement dated May 22, 1997 by and among the Registrant, the selling stockholders named therein, Alex. Brown & Sons Incorporated,
               Donaldson, Lufkin & Jenrette Securities Corporation, CIBC
               Wood Gundy Securities Corp., Montgomery Securities and
               Prudential Securities Corporation (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated June 4,
               1997 and incorporated herein by reference).
10.56      --  Purchase Agreement dated June 17, 1997 among the Registrant, its United States subsidiaries, CIBC Wood Gundy Securities
               Corp., Alex. Brown & Sons Incorporated and Donaldson, Lufkin
               & Jenrette Securities Corporation (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-4 (Reg.
               No. 333-30957) and incorporated herein by reference).
10.57      --  Registration Rights Agreement dated June 17, 1997 among the
               Registrant, the Guarantors named therein, CIBC Wood Gundy
               Securities Corp., Alex. Brown & Sons Incorporated and
               Donaldson, Lufkin & Jenrette Securities Corporation (filed as Exhibit 99.2 to the Registrant's Registration Statement
               on Form S-4 (Reg. No. 333-30957) and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.58      --  Asset Purchase Agreement dated August 15, 1997, by and between the Registrant and The Lamar Corporation (filed as
               Exhibit 99.2 to the Registrant's Current Report on Form 8-K
               dated August 29, 1997 and incorporated herein by reference).
10.59      --  Fifth Amended and Restated Credit Agreement, dated as of
               August 15, 1997, among the Registrant, Mediacom Inc., the
               several lenders parties thereto and Canadian Imperial Bank of Commerce, as agent (filed as Exhibit 99.3 to the
               Registrant's Current Report on Form 8-K dated August 29,
               1997 and incorporated herein by reference).
10.60      --  1966 Non-Employee Director Stock Option Plan (filed as
               Exhibit 99.3 to the Registrant's Registration Statement on
               Form S-8 (Reg. No. 333-38589) and incorporated herein by
               reference).*
10.61      --  Stock Purchase Agreement dated November 7, 1997 among the
               Registrant, Salm Enterprises, Inc., Joslyn Stuart and
               Hillary Salm. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request.+
10.62      --  Asset Purchase Agreement dated November 25, 1997 by and between the Registrant and Outdoor Media Group, Inc. The
               Exhibit contains a list briefly identifying the contents of
               Schedules and Exhibits, some of which have been omitted. The
               Registrant agrees to furnish supplementally a copy of any
               omitted Schedule or Exhibit to the Commission upon request.+
10.63      --  Incentive Bonus Plan for the Chief Executive Officer (filed as Annex A to the Registrant's Proxy Statement dated April
               30, 1997 and incorporated herein by reference).*
21.1       --  Subsidiaries of the Registrant+
23.1       --  Consent of Deloitte & Touche LLP
27.1       --  Financial Data Schedule for the years ended December 31,
               1997 and 1996
27.2       --  Financial Data Schedule for the interim periods in the year ended December 31, 1997
27.3       --  Financial Data Schedule for the interim periods in the year ended December 31, 1996


---------------

* Indicates management contract or compensatory plan or arrangement.



+ Filed as Exhibit of same number to the Annual Report on Form 10-K for fiscal year 1997 as originally filed.