Form 10-Q
period 1998-03-31
OUTDOOR SYSTEMS INC
filed 1998-05-11
CIK 874534

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998


                                       or


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______


Commission file number 1-13275


                              OUTDOOR SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                           86-0736400
         --------                                           ----------
(State or other jurisdiction                            (I.R.S. Employer
      of incorporation)                                 Identification No.)

2502 N. BLACK CANYON HIGHWAY, PHOENIX, ARIZONA                 85009
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

                  Yes  [X]   No [ ]



Number of Common Shares outstanding at May 11, 1998: 121,166,188 SHARES.

                                    CONTENTS


                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

      ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of March 31, 1998 and
               December 31, 1997 (unaudited)..............................................................    1

         Condensed Consolidated Statements of Operations for the Three Months ended
               March 31, 1998 and 1997 (unaudited)........................................................    2

         Condensed Consolidated Statements of Cash Flows for the Three Months ended
               March 31, 1998 and 1997 (unaudited)........................................................    3

         Notes to Condensed Consolidated Financial Statements (unaudited).................................    4


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS..................................................    5

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK.............................................................................    6



PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS..........................................................................    7

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................    7

      ITEM 3.  DEFAULT UPON SENIOR SECURITIES.............................................................    7

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................    7

      ITEM 5.  OTHER INFORMATION..........................................................................    7

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................    7

      SIGNATURES..........................................................................................    8

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              OUTDOOR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                       MARCH 31,          DECEMBER 31,
                                                                         1998                1997
                                                                      -----------        -----------
ASSETS
      Current Assets:
         Cash and cash equivalents                                    $       777        $     5,897
         Accounts receivable, net                                         130,763            119,745
         Prepaid land leases                                               27,441             28,659
         Other current assets                                              23,099             22,600
                                                                      -----------        -----------
             Total current assets                                         182,080            176,901
                                                                      -----------        -----------

      Property and Equipment, net                                       1,592,423          1,598,011
      Prepaid Land Leases and Other                                        13,161             13,565
      Deferred Financing Costs                                             38,786             40,520
      Goodwill, net                                                       396,308            400,160
                                                                      -----------        -----------
                                                                      $ 2,222,758        $ 2,229,157
                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
      Current Liabilities:
         Accounts payable                                             $    12,438        $    11,454
         Accrued interest                                                  25,685              8,940
         Accrued expenses and other liabilities                            32,619             44,678
         Current maturities of long-term debt                              50,600             50,600
                                                                      -----------        -----------
             Total current liabilities                                    121,342            115,672

      Long-term Debt                                                    1,377,081          1,393,550
      Other Long-term Obligations                                           4,493              4,327
      Deferred Income Taxes                                                21,121             20,137
                                                                      -----------        -----------
             Total liabilities                                          1,524,037          1,533,686
                                                                      -----------        -----------

      Common Stockholders' Equity:
         Common stock, $.01 par value - authorized, 200,000,000
             shares; issued and outstanding 121,164,008 and
             121,123,367 shares                                             1,212              1,211
         Additional paid-in capital                                       709,830            709,730
         Accumulated deficit                                               (7,110)            (9,837)
         Treasury stock at cost - 25,819,997 shares                        (4,053)            (4,053)
         Foreign currency translation adjustment                           (1,158)            (1,580)
                                                                      -----------        -----------
             Total common stockholders' equity                            698,721            695,471
                                                                      -----------        -----------
                                                                      $ 2,222,758        $ 2,229,157
                                                                      ===========        ===========

           See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                        THREE MONTHS
                                                            ENDED
                                                           MARCH 31,
                                                    1998               1997
                                                ------------       ------------
REVENUES:
    Outdoor advertising                         $    163,742       $     89,713
    Less agency commissions and discounts             21,138             12,497
                                                ------------       ------------
        Total                                        142,604             77,216
    Lease, printing and other revenues                 4,118              2,864
                                                ------------       ------------
        Net revenues                                 146,722             80,080
                                                ------------       ------------

OPERATING EXPENSES:
    Direct advertising                                74,873             44,615
    General and administrative                         8,554              6,717
    Depreciation and amortization                     27,037             11,635
                                                ------------       ------------
                                                     110,464             62,967
                                                ------------       ------------

    Operating income                                  36,258             17,113

OTHER:
    Interest expense                                  31,387             15,922
                                                ------------       ------------

    Income before income tax expense                   4,871              1,191

INCOME TAX PROVISION                                   2,143                500
                                                ------------       ------------
NET INCOME                                      $      2,728       $        691
                                                ============       ============
BASIC AND DILUTED INCOME PER SHARE:
    Basic:
        Net income                              $        .02       $        .01
                                                ============       ============
        Weighted average number of shares        121,154,578         90,350,129
                                                ============       ============
    Diluted:
        Net income                              $        .02       $        .01
                                                ============       ============
        Weighted average number of shares        134,719,594        103,569,030
                                                ============       ============


           See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                        THREE MONTHS
                                                                           ENDED
                                                                          MARCH 31,
                                                                     1998             1997
                                                                   --------        ---------
OPERATING ACTIVITIES:
    Net income                                                     $  2,728        $     691
    Changes to reconcile net income to net cash provided by
        operating activities:
         Provision for deferred taxes                                   928             (364)
        Amortization of discounts on notes payable and bonds            233              131
        Depreciation and amortization                                27,037           11,635
        Other                                                          (480)             331
    Changes in net assets and liabilities:
        (Increase) decrease in accounts receivable                   (9,869)          (2,088)
        (Increase) decrease in prepaid expenses and other              (426)            (293)
        Increase (decrease) in accrued interest                      16,740            5,884
        Decrease in accounts payable and other liabilities          (11,057)            (346)
                                                                   --------        ---------
           Net Cash Provided by Operating Activities                 25,834           15,581
                                                                   --------        ---------

INVESTING ACTIVITIES:
    Acquisitions of outdoor advertising assets                       (9,260)        (117,903)
    Capital expenditures                                             (7,235)          (5,140)
                                                                   --------        ---------
           Net Cash Used in Investing Activities                    (16,495)        (123,043)
                                                                   --------        ---------

FINANCING ACTIVITIES:
    Proceeds from long-term debt                                      9,189          110,563
    Principal payments on long-term debt and capital leases         (23,750)         (10,000)
    Issuance of common stock                                            100               --
                                                                   --------        ---------
       Net Cash (Used in) Provided by Financing Activities          (14,461)         100,563
                                                                   --------        ---------

Effect of exchange rate changes on cash                                   2              (67)
                                                                   --------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (5,120)          (6,966)

CASH AND CASH EQUIVALENTS - BEGINNING                                 5,897           11,887
                                                                   --------        ---------
CASH AND CASH EQUIVALENTS - ENDING                                 $    777        $   4,921
                                                                   ========        =========


           See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 18, 1998.

NOTE 2 - INCOME PER SHARE

    Basic net income per share is computed based on the weighted average number of common shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period and includes shares issuable upon exercise of stock options except in those circumstances where such options would be anti-dilutive.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130") and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 130 and 131 are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 changes the reporting of certain items currently reported in the equity section of the balance sheet. The unrealized foreign currency adjustment is the only addition to net income in arriving at comprehensive income for the Company. Comprehensive income for the three months ended March 31, 1998 and 1997, was $3.2 million and $0.3 million, respectively. SFAS No. 131 requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact SFAS 131 will have on its financial statements.

NOTE 5 - SUBSEQUENT EVENT

    Philadelphia Outdoor Acquisition - On April 7, 1998, the Company purchased the assets of Philadelphia Outdoor for approximately $52.8 million in cash.

    Stock Split - On May 8, 1998, the Board of Directors of the Company approved a three-for-two stock split to be effected in the form of a 50% stock dividend payable on May 29, 1998 to stockholders of record as of the close of business on May 19, 1998. The payment of this stock dividend is contingent upon the approval by the Company's stockholders of an increase in the number of authorized shares of its common stock from 200,000,000 to 600,000,000 at the Annual Meeting of stockholders to be held on May 21, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    Operating results for the first quarter of 1998 include the operations of Van Wagner Communications, Inc., the acquisition of which was completed May 22, 1997, the outdoor advertising operations of Minnesota Mining and Manufacturing Company, the acquisition of which was completed August 15, 1997, and the several other acquisitions completed during 1997 (collectively, the "1997 Acquisitions").

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

    Gross revenues increased by 82.5% to $163.7 million in the first quarter of 1998 compared to $89.7 million in the first quarter of 1997. Gross revenues increased approximately 10 percent during the first quarter of 1998 compared to the first quarter of 1997 for markets where the Company operated both in the 1998 and 1997 periods due to increased utilization. The balance of the increased revenues were a result of the 1997 Acquisitions.

    Agency commissions were 12.9% and 13.9% of gross revenues in the first quarter of 1998 and 1997, respectively, primarily as a result of a slightly lower proportion of revenues generated through advertising agencies in the 1998 period.

    Net revenues increased by 83.2% to $146.7 million in the first quarter of 1998 from $80.1 million in the first quarter of 1997, primarily as a result of the increase in gross revenues combined with an increase of $1.3 million of other revenue. Other revenue increased primarily due to the inclusion of license fee revenue from perpetual easements acquired in the second quarter of 1997.

    Direct advertising expenses increased to $74.9 million in the first quarter of 1998 compared to $44.6 million in the first quarter of 1997. This was primarily a result of the 1997 Acquisitions. As a percentage of net revenues, direct advertising expenses were approximately 51.0% in the first quarter of 1998 compared to 55.7% in the first quarter of 1997 because of efficiencies realized from economies of scale.

    General and administrative expenses increased to $8.6 million in the first quarter of 1998 compared to $6.7 million in the first quarter of 1997. This was primarily a result of the 1997 Acquisitions. As a percentage of net revenues general and administrative expenses decreased to approximately 5.8% in the first quarter of 1998 from 8.4% in the first quarter of 1997 because of efficiencies realized from economies of scale.

    As a result of the above factors, EBITDA increased by 120.2% to $63.3 million in the first quarter of 1998 from $28.7 million in the first quarter of 1997. The performance of an outdoor advertising business, such as the Company is measured by its ability to generate EBITDA. EBITDA is defined as operating income (loss) before interest, taxes, depreciation and amortization expense. EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company believes that EBITDA is accepted by the outdoor advertising industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of outdoor advertising companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

    Depreciation and amortization expense increased to $27.0 million for the first quarter of 1998 compared to $11.6 million in the first quarter of 1997, primarily due to the 1997 Acquisitions, offset in part by certain assets becoming fully depreciated during the first quarter of 1998. As a percentage of net revenues, depreciation and amortization expense increased to 18.4% from 14.5% in the first quarter of 1998 compared to the first quarter of 1997.

    Interest expense increased to $31.9 million in the first quarter of 1998 compared to $15.6 million in the first quarter of 1997, as a result of interest expense related to obligations incurred in connection with the 1997 Acquisitions. As a percentage of net revenue, interest expense increased to 21.4% for the first quarter of 1998 compared to 19.9% for the first quarter of 1997.

    The Company recorded an income tax provision of $2.1 million for the first quarter of 1998 and $0.5 million for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital decreased to $60.7 million at March 31, 1998 compared to $61.2 million at December 31, 1997. This decrease resulted primarily from cash used to repay long term debt and the increase in accrued interest relating to new debt associated with the 1997 Acquisitions, offset by the increase in accounts receivable and decrease in other liabilities associated with the 1997 Acquisitions.

    Net cash provided by operating activities increased by $10.3 million to $25.8 million for the three months ended March 31, 1998, compared to $15.5 million for the three months ended March 31, 1997, primarily due to the increase in net income, changes in working capital accounts and the effect of a larger depreciation and amortization expense as a component of net income. Net cash used in investing activities decreased to $16.5 million in the first quarter of 1998 from $123.0 million in the first quarter of 1997, primarily because of the 1997 Acquisitions. Net cash used in financing activities was $14.5 million for the first three months of 1998 compared to net cash provided by financing activities of $100.6 million for the first three months of 1997, primarily because of borrowings under the senior credit facility used for the 1997 Acquisitions.

    The Company made approximately $7.2 million of capital expenditures during the first quarter of 1998, an increase from approximately $5.1 million during the first quarter of 1997. Currently, the Company has no material commitments for capital expenditures, although it anticipates ongoing capital expenditures in the ordinary course of business, other than for acquisitions, will be approximately $30.0 million to $32.0 million in each of the next two years.

    On April 7, 1998, the Company purchased the assets of Philadelphia Outdoor for approximately $52.8 million in cash. The Company financed the purchase price with borrowings under the Company's senior credit facility.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:

              Exhibit No.  Document
              -----------  --------
                27         Financial Data Schedule

                99.1       Amendment dated as of March 17, 1998, to the Fifth
                           Amended and Restated Credit Agreement dated as of August 15, 1997, among the Registrant, Mediacom,
                           Inc., the several banks and other financial institutions parties thereto and Canadian Imperial
                           Bank of Commerce as administrative agent.

                99.2 Asset Purchase Agreement dated as of April 8, 1998, by and among Outdoor Systems, Inc., the Barbara Shop,
                           Inc. d/b/a Philadelphia Outdoor and Leslie Kaplan.
                           The Exhibit contains a list briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted Schedule or Exhibit to the Securities and Exchange Commission upon request.

                99.3       Assumption and Amendment Agreement dated as of April
                           15, 1998, made by Salm Enterprises, Inc. and Atlantic
                           Prospect, Inc. in favor of Canadian Imperial Bank of
                           Commerce as administrative agent.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OUTDOOR SYSTEMS, INC.



DATED: May 11, 1998          By              /s/ Bill Beverage
                                ------------------------------------------------
                                    Bill Beverage, Chief Financial Officer,
                                             Secretary/Treasurer
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX

          Exhibit No.               Description
          -----------               -----------
             27            Financial Data Schedule

             99.1          Amendment dated as of March 17, 1998, to the Fifth
                           Amended and Restated Credit Agreement dated as of August 15, 1997, among the Registrant, Mediacom,
                           Inc., the several banks and other financial institutions parties thereto and Canadian Imperial
                           Bank of Commerce as administrative agent.

             99.2 Asset Purchase Agreement dated as of April 8, 1998, by and among Outdoor Systems, Inc., the Barbara Shop,
                           Inc. d/b/a Philadelphia Outdoor and Leslie Kaplan.
                           The Exhibit contains a list briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted Schedule or Exhibit to the Securities and Exchange Commission upon request.

             99.3          Assumption and Amendment Agreement dated as of April
                           15, 1998, made by Salm Enterprises, Inc. and Atlantic
                           Prospect, Inc. in favor of Canadian Imperial Bank of
                           Commerce as administrative agent.