Form 10-Q
period 1998-06-30
OUTDOOR SYSTEMS INC
filed 1998-08-13
CIK 874534

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998


                                       or


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

                  Yes   X   No

Number of Common Shares outstanding at August 14, 1998: 184,307,007 SHARES.

                                    CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I - FINANCIAL INFORMATION

      ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets June 30, 1998 and
               December 31, 1997..........................................................................    1

         Condensed Consolidated Statements of Operations for the Three and Six Months ended
               June 30, 1998 and 1997.....................................................................    2

         Condensed Consolidated Statements of Cash Flows Six Months ended
               June 30, 1998 and 1997.....................................................................    3

         Notes to Condensed Consolidated Financial Statements.............................................    4


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS..................................................    5


      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK..........................................................................    8



PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS..........................................................................    9

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................    9

      ITEM 3.  DEFAULT UPON SENIOR SECURITIES.............................................................    9

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................    9

      ITEM 5.  OTHER INFORMATION..........................................................................    9

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................    9

      SIGNATURES..........................................................................................   10

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              OUTDOOR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       JUNE 30,          DECEMBER 31,
                                                                         1998               1997
                                                                      -----------        -----------
ASSETS
      Current Assets:
         Cash and cash equivalents                                    $     8,320        $     5,897
         Accounts receivable, net                                         134,271            119,745
         Prepaid land leases                                               27,937             28,659
         Other current assets                                              24,835             22,600
                                                                      -----------        -----------
             Total current assets                                         195,363            176,901
                                                                      -----------        -----------

      Property and Equipment, net                                       1,645,891          1,598,011
      Prepaid Land Leases and Other                                        13,729             13,565
      Deferred Financing Costs                                             37,533             40,520
      Goodwill, net                                                       459,134            400,160
                                                                      -----------        -----------
                                                                      $ 2,351,650        $ 2,229,157
                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
      Current Liabilities:
         Accounts payable                                             $    12,122        $    11,454
         Accrued interest                                                   8,684              8,940
         Accrued expenses and other liabilities                            32,706             44,678
         Current maturities of long-term debt                              50,600             50,600
                                                                      -----------        -----------
             Total current liabilities                                    104,112            115,672

      Long-term Debt                                                    1,425,581          1,393,550
      Other Long-term Obligations                                           4,682              4,327
      Deferred Income Taxes                                                54,282             20,137
                                                                      -----------        -----------
             Total liabilities                                          1,588,657          1,533,686
                                                                      -----------        -----------

      Common Stockholders' Equity:
         Common stock, $.01 par value - authorized, 600,000,000
             shares; issued and outstanding 184,307,007 and
             181,684,733 shares                                             1,843              1,211
         Additional paid-in capital                                       762,653            709,730
         Accumulated earnings (deficit)                                     4,945             (9,837)
         Treasury stock at cost - 36,235,206 shares                        (3,794)            (4,053)
         Foreign currency translation adjustment                           (2,654)            (1,580)
                                                                      -----------        -----------
             Total common stockholders' equity                            762,993            695,471
                                                                      -----------        -----------
                                                                      $ 2,351,650        $ 2,229,157
                                                                      ===========        ===========


            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                           THREE MONTHS                               SIX MONTHS
                                                              ENDED                                     ENDED
                                                             JUNE 30,                                  JUNE 30,
                                                ----------------------------------        ---------------------------------
                                                    1998                 1997                 1998                1997
                                                -------------        -------------        -------------       -------------
REVENUES:
    Outdoor advertising                         $     193,998        $     110,520        $     357,740       $     200,233
    Less agency commissions and discounts              25,700               15,471               46,838              27,968
                                                -------------        -------------        -------------       -------------
                                                      168,298               95,049              310,902             172,265
    Other income                                        5,531                4,515                9,649               7,379
                                                -------------        -------------        -------------       -------------
        Net Revenues                                  173,829               99,564              320,551             179,644
                                                -------------        -------------        -------------       -------------


OPERATING EXPENSES:
    Direct advertising                                 81,169               52,901              156,043              97,516
    General and administrative                          8,605                6,167               17,158              12,884
    Depreciation and amortization                      27,812               13,529               54,848              25,164
                                                -------------        -------------        -------------       -------------
                                                      117,586               72,597              228,049             135,564
                                                -------------        -------------        -------------       -------------

    Operating income                                   56,243               26,967               92,502              44,080

OTHER:
    Foreign currency translation loss                   2,324                    4                1,844                 335
    Interest expense                                   32,393               16,102               64,260              31,694
                                                -------------        -------------        -------------       -------------
INCOME BEFORE ITEMS SET FORTH BELOW                    21,526               10,861               26,398              12,051
    Income tax provision                                9,472                4,501               11,615               5,001
                                                -------------        -------------        -------------       -------------
INCOME BEFORE EXTRAORDINARY LOSS                       12,054                6,360               14,783               7,050
    Extraordinary loss                                                       6,773                                    6,773
                                                -------------        -------------        -------------       -------------

NET INCOME (LOSS)                               $      12,054        $        (413)       $      14,783       $         277
                                                =============        =============        =============       =============


BASIC AND DILUTED INCOME PER SHARE:
    Basic:
        Income before extraordinary loss        $         .07        $         .04        $         .08       $         .05
        Extraordinary loss                                                    (.04)                                    (.05)
                                                -------------        -------------        -------------       -------------
        Net income (loss)                       $         .07        $         .00        $         .08       $         .00
                                                =============        =============        =============       =============
        Weighted average number of shares         182,926,049          148,494,288          182,332,099         142,045,567
                                                =============        =============        =============       =============

    Diluted:
        Income before extraordinary loss        $         .06        $         .04        $         .07       $         .04
        Extraordinary loss                                                    (.04)                                    (.04)
                                                -------------        -------------        -------------       -------------
        Net income (loss)                       $         .06        $         .00        $         .07       $         .00
                                                =============        =============        =============       =============
        Weighted average number of shares         203,600,759          168,483,413          202,861,251         161,986,676
                                                =============        =============        =============       =============



            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                                     SIX MONTHS
                                                                                                        ENDED
                                                                                                       JUNE 30,
                                                                                              --------------------------
                                                                                                 1998             1997
                                                                                              ---------        ---------
OPERATING ACTIVITIES:
    Net income                                                                                $  14,783        $     277
    Extraordinary loss                                                                                            11,288
    Increase (decrease) in deferred taxes                                                         8,521           (5,002)
    Depreciation and amortization                                                                54,848           25,164
    Loss on currency adjustment                                                                   1,844
    Other                                                                                           466              597
    Changes in assets and liabilities:
        Increase in accounts receivable, net                                                    (13,602)          (9,856)
        (Increase) decrease in prepaids and other                                                (6,429)           1,859
        Decrease in accrued interest                                                               (242)            (950)
        (Decrease) increase in accounts payable, accrued expenses and other liabilities          (8,088)           5,908
                                                                                              ---------        ---------
           Net Cash Provided by Operating Activities                                             52,101           29,285
                                                                                              ---------        ---------


INVESTING ACTIVITIES:
    Acquisitions of outdoor advertising assets                                                  (70,449)        (313,737)
    Capital expenditures                                                                        (16,512)          (9,697)
                                                                                              ---------        ---------
           Net Cash Used in Investing Activities                                                (86,961)        (323,434)
                                                                                              ---------        ---------


FINANCING ACTIVITIES:
    Proceeds from Senior Credit Facility                                                         98,383          331,348
    Proceeds from 8 7/8% Senior Subordinated Notes, net                                                          485,795
    Principal payments on long-term debt and capital leases                                     (60,500)        (587,265)
    Increase in deferred financing costs                                                           (537)         (23,636)
    Stock split                                                                                      (7)
    Issuance of common stock, net                                                                    (4)         394,547
                                                                                              ---------        ---------
           Net Cash Provided by Financing Activities                                             37,335          600,789
                                                                                              ---------        ---------

Effect of exchange rate changes on cash                                                             (52)             (97)
                                                                                              ---------        ---------

NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                                                                   2,423          306,543

CASH AND CASH EQUIVALENTS - BEGINNING                                                             5,897           11,887
                                                                                              ---------        ---------

CASH AND CASH EQUIVALENTS - ENDING                                                            $   8,320        $ 318,430
                                                                                              =========        =========


            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 18, 1998.

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

The following is a reconciliation of basic and diluted weighted average shares.

                                                     Three Months                         Six Months
                                                    Ended June 30,                      Ended June 30,
                                           -----------------------------       -----------------------------
                                               1998              1997              1998              1997
                                           -----------       -----------       -----------       -----------
Basic weighted average shares              182,926,049       148,494,288       182,332,099       142,045,567
Add:
    Shares issuable upon exercise of
    stock options                           20,674,710        19,989,125        20,529,152        19,941,112
                                           -----------       -----------       -----------       -----------

Diluted weighted average shares            203,600,759       168,483,413       202,861,251       161,986,679
                                           ===========       ===========       ===========       ===========


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130") and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 130 and 131 are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 changes the reporting of certain items currently reported in the equity section of the balance sheet. The unrealized foreign currency adjustment is the only addition to net income in arriving at comprehensive income for the Company. Comprehensive income for the three and six months ended June 30, 1998 and 1997, was $10.6 and $13.7 million, and $(0.3) and $(0.1) million, respectively. SFAS No. 131 requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS 131 effective January 1, 1998; however, disclosure is not required on an interim basis.

NOTE 4 - STOCK SPLIT

    On May 29, 1998, the Company completed a three-for-two stock split to stockholders of record May 19, 1998. Historical share and per share amounts have been adjusted for the stock split.

NOTE 5 - SUBSEQUENT EVENT

    Mexico Acquisitions - On July 1, 1998, pursuant to an Asset Purchase and Assignment Agreement, dated June 4, 1998, the Company completed the acquisition of substantially all of the assets of Vendor, S.A. de C.V., the outdoor advertising subsidiary of Televisa, S.A. de C.V. for approximately US$216.0 million. In addition, pursuant to an Asset Purchase and Assignment Agreement, dated June 4, 1998, the Company completed the acquisition of substantially all of the outdoor advertising assets of MM Billboard, S.A. de C.V., an outdoor advertising company in northern Mexico, for approximately US$21.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    Operating results for the three and six months ended June 30, 1998 include the operations of Van Wagner Communications, Inc., the acquisition of which was completed May 22, 1997, the outdoor advertising operations of Minnesota Mining and Manufacturing Company, the acquisition of which was completed August 15, 1997, and the several other acquisitions completed during 1997 (collectively, the "1997 Acquisitions").

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

    Gross revenues increased 75.5% to $194.0 million during the second quarter of 1998 compared to $110.5 million in the second quarter of 1997. Gross revenues increased approximately 12.7% during the second quarter of 1998 compared to the second quarter of 1997 for markets where the Company operated both in the 1998 and 1997 periods. The balance of the increased revenues were a result of the 1997 Acquisitions.

    Agency commissions were 13.2% and 14.0% of gross revenues in the second quarter of 1998 and the second quarter of 1997, respectively. The decrease in agency commissions as a percentage of gross revenues was primarily a result of a slightly lower proportion of revenues generated through advertising agencies in the 1998 period.

    Net revenues increased by 74.6% to $173.8 million in the second quarter of 1998 compared to $99.6 million in the second quarter of 1997, primarily as a result of the increase in gross revenues combined with an increase of $1.0 million of other income. Other income increased primarily due to the inclusion of license fee revenue from perpetual easements acquired in the second quarter of 1997.

    Direct advertising expenses increased to $81.2 million in the second quarter of 1998 compared to $52.9 million in the second quarter of 1997. This was primarily a result of the 1997 Acquisitions. As a percentage of net revenues, direct advertising expenses were approximately 46.7% in the second quarter of 1998 compared to 53.1% in the second quarter of 1997 because of efficiencies realized from economies of scale.

    General and administrative expenses increased to $8.6 million in the second quarter of 1998 compared to $6.2 million in the second quarter of 1997. This was primarily a result of the 1997 Acquisitions. As a percentage of net revenues, general and administrative expenses decreased to approximately 5.0% in the second quarter of 1998 from 6.2% in the second quarter of 1997 because of efficiencies realized from economies of scale.

    As a result of the above factors, EBITDA increased by 107.6% to $84.1 million in the second quarter of 1998 from $40.5 million in the second quarter of 1997. The performance of an outdoor advertising business, such as the Company, is measured by its ability to generate EBITDA. EBITDA is defined as operating income (loss) before interest, taxes, depreciation, amortization and foreign currency translation loss. EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company believes that EBITDA is accepted by the outdoor advertising industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of outdoor advertising companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

    Depreciation and amortization expense increased to $27.8 million for the second quarter of 1998 compared to $13.5 million in the second quarter of 1997, primarily due to the 1997 Acquisitions, offset in part by certain assets becoming fully depreciated during the second quarter of 1998. As a percentage of net revenues, depreciation and amortization expense increased to 16.0% from 13.6% in the second quarter of 1998 compared to the second quarter of 1997.

    Interest expense increased to $32.4 million in the second quarter of 1998 compared to $16.1 million in the second quarter of 1997, as a result of interest expense related to the obligations incurred in connection with the 1997 Acquisitions. As a percentage of net revenues, interest expense increased to 18.6% for the second quarter of 1998 compared to 16.2% for the second quarter of 1997.

    The Company recorded an income tax provision of approximately $9.5 million in the second quarter of 1998 compared to $4.5 million in the second quarter of 1997. The Company reported a $6.8 million extraordinary loss, net of $4.5 million tax benefit, in the second quarter of 1997 resulting from one time bridge loan commitment costs in connection with one of the 1997 Acquisitions.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

    Gross revenues increased by 78.7% to $357.7 million during the first six months of 1998 compared to $200.2 million in the first six months of 1997. Gross revenues increased approximately 12.8% during the first six months of 1998 compared to the first six months of 1997 for markets where the Company operated both in the 1998 and 1997 periods. The balance of the increased revenues were a result of the 1997 Acquisitions.

    Agency commissions were 13.1% and 14.0% of gross revenues in the first six months of 1998 and the first six months of 1997, respectively. The decrease in agency commissions as a percentage of gross revenues was primarily a result of a slightly lower proportion of revenues generated through advertising agencies in the 1998 period.

    Net revenues increased by 78.4% to $320.6 million in the first six months of 1998 compared to $179.6 million in the first six months of 1997, primarily as a result of the increase in gross revenues combined with an increase of $2.3 million of other income. Other income increased primarily due to the inclusion of license fee revenue from perpetual easements acquired in the second quarter of 1997.

    Direct advertising expenses increased to $156.0 million in the first six months of 1998 compared to $97.5 million in the first six months of 1997. This was primarily a result of the 1997 Acquisitions. As a percentage of net revenues, direct advertising expenses were approximately 48.7% in the first six months of 1998 compared to 54.3% in the first six months of 1997 because of efficiencies realized from economies of scale.

    General and administrative expenses increased to $17.2 million in the first six months of 1998 compared to $12.9 million in the first six months of 1997. This was primarily a result of the 1997 Acquisitions. As a percentage of net revenues, general and administrative expenses decreased to approximately 5.4% in the first six months of 1998 from 7.2% in the first six months of 1997 because of efficiencies realized from economies of scale.

    As a result of the above factors, EBITDA increased by 112.8% to $147.4 million in the first six months of 1998 from $69.2 million in the first six months of 1997.

    Depreciation and amortization expense increased to $54.9 million in the first six months of 1998 compared to $25.2 million in the first six months of 1997, primarily due to the 1997 Acquisitions, offset in part by certain assets becoming fully depreciated during the first six months of 1998. As a percentage of net revenues, depreciation and amortization expense increased to 17.1% from 14.0% in the first six months of 1998 compared to the first six months of 1997.

    Interest expense increased to $64.3 million in the first six months of 1998 from $31.7 million in the first six months of 1997, as a result of interest expense related to the obligations incurred in connection with the 1997

Acquisitions. As a percentage of net revenues, interest expense increased to 20.1% for the first six months of 1998 compared to 17.6% for the first six months of 1997.

    The Company recorded an income tax provision of approximately $11.6 million in the first six months of 1998 compared to $5.0 million in the first six months of 1997. The Company reported a $6.8 million extraordinary loss, net of $4.5 million tax benefit, in the first six months of 1997 resulting from one time bridge loan commitment costs in connection with one of the 1997 Acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital increased to $91.3 million at June 30, 1998 compared to $61.2 million at December 31, 1997. This increase resulted primarily from the increase in accounts receivable and the decrease in accrued expenses.

    Net cash provided by operating activities increased by $22.8 million to $52.1 million for the six months ended June 30, 1998, compared to $29.3 million for the six months ended June 30, 1997, primarily due to the increase in net income, changes in working capital accounts and the effect of a larger depreciation and amortization expense as a component of net income offset in part by the extraordinary loss in 1997. Net cash used in investing activities decreased to $87.0 million in the first six months of 1998 from $323.4 million in the first six months of 1997, primarily because of the 1997 Acquisitions. Net cash provided by financing activities decreased to $37.3 million for the first six months of 1998 compared to $600.8 million for the first six months of 1997, primarily because of borrowings under the senior credit facility used for the 1997 Acquisitions.

    The Company made approximately $16.5 million of capital expenditures during the first six months of 1998, an increase from approximately $9.7 million during the first six months of 1997. Currently, the Company has no material commitments for capital expenditures, although it anticipates ongoing capital expenditures in the ordinary course of business, other than for acquisitions, will be approximately $30.0 million to $35.0 million in each of the next two years.

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

    The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company has identified all significant applications that will require modification to ensure Year 2000 compliance ("Year 2000 Compliance"). Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company plans on completing the testing process of all significant applications by December 31, 1998.

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

    Mexico Acquisitions - On July 1, 1998, pursuant to an Asset Purchase and Assignment Agreement, dated June 4, 1998, the Company completed the acquisition of substantially all of the assets of Vendor, S.A. de C.V., the outdoor advertising subsidiary of Televisa, S.A. de C.V. for approximately US$216.0 million. In addition, pursuant to an Asset Purchase and Assignment Agreement, dated June 4, 1998, the Company completed the acquisition of substantially all of the outdoor advertising assets of MM Billboard, S.A. de C.V., an outdoor advertising company in northern Mexico, for approximately US$21.9 million. The Company financed the purchase price of these acquisitions with borrowings under the Company's senior credit facility.

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

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on May 21, 1998. The following matters were submitted to a vote at the meeting:

         (1) A proposal to elect one Class II director to the Board of Directors to serve for a term of three years. The results of the voting with respect to the election were as follows:

             Nominee                     For               Authority Withheld
             Brian J. O'Connor           107,260,341       439,739

         The directors whose terms of office continued after the 1998 Annual Meeting of Stockholders are William S. Levine and Arturo R. Moreno (terms expiring 1999) and Stephen F. Butterfield (term expiring 2000).

         (2) A proposal to amend the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock from 200,000,000 to 600,000,000 shares. The results of the voting on this matter were as follows:

             For              Against           Abstain    Broker Non-Votes
             86,971,598       20,694,511        27,937     6,054

         The proxy or proxies designated by the Company will have discretionary authority to vote on any matter properly presented by a shareholder for consideration at the 1999 Annual Meeting of Shareholders but not submitted for inclusion in the proxy materials for such meeting unless notice of the matter is received by the Company at its principal executive office not later than March 9, 1999 and certain other conditions of the applicable rules of the Securities and Exchange Commission are satisfied.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:

              Exhibit No.  Document

                27         Financial Data Schedule

(b)      Reports on Form 8-K.

         Form 8-K filed July 16, 1998 reporting the completion of the acquisition of Vendor, S.A. de C.V.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               OUTDOOR SYSTEMS, INC.



DATED: August 14, 1998         By           /S/ Bill Beverage
                                 ------------------------------------------
                                   Bill Beverage, Chief Financial Officer,
                                   Secretary/Treasurer
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX


          Exhibit No.                      Description

             27                          Financial Data Schedule