Form 10-Q
period 1998-09-30
OUTDOOR SYSTEMS INC
filed 1998-11-13
CIK 874534

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


                                       or


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______


Commission file number 1-13275


                              OUTDOOR SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      86-0736400
       (State or other                                (I.R.S. Employer
jurisdiction of incorporation)                       Identification No.)


      2502 N. BLACK CANYON HIGHWAY, PHOENIX, ARIZONA               85009
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

              Yes   X      No



Number of Common Shares outstanding at November 13, 1998: 184,366,165 SHARES.

                                    CONTENTS


                                                                            PAGE


PART I - FINANCIAL INFORMATION

   ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets September 30, 1998 and
          December 31, 1997.................................................   1

      Condensed Consolidated Statements of Operations for the Three
          and Nine Months ended September 30, 1998 and 1997.................   2

      Condensed Consolidated Statements of Cash Flows for the Nine
          Months ended September 30, 1998 and 1997..........................   3

      Notes to Condensed Consolidated Financial Statements..................   4


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................   6


   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK...............................................   9



PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS...............................................  10

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................  10

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................  10

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  10

   ITEM 5.  OTHER INFORMATION...............................................  10

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................  10

   SIGNATURES...............................................................  11

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              OUTDOOR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    SEPTEMBER           DECEMBER
                                                                     30, 1998           31, 1997
                                                                   -----------        -----------
ASSETS
   Current Assets:
      Cash and cash equivalents                                    $    16,173        $     5,897
      Accounts receivable, net                                         136,178            119,745
      Prepaid land leases                                               25,390             28,659
      Other current assets                                              51,942             22,600
                                                                   -----------        -----------
          Total current assets                                         229,683            176,901
                                                                   -----------        -----------

   Property and Equipment, net                                       1,813,556          1,598,011
   Prepaid Land Leases and Other                                        13,298             13,565
   Deferred Financing Costs                                             35,833             40,520
   Intangibles, net                                                    527,745            400,160
                                                                   -----------        -----------
                                                                   $ 2,620,115        $ 2,229,157
                                                                   ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
      Accounts payable                                             $     7,834        $    11,454
      Accrued interest                                                  25,581              8,940
      Accrued expenses and other liabilities                            49,087             44,678
      Current maturities of long-term debt                              50,621             50,600
                                                                   -----------        -----------
          Total current liabilities                                    133,123            115,672

   Long-term Debt                                                    1,674,596          1,393,550
   Other Long-term Obligations                                           4,872              4,327
   Deferred Income Taxes                                                63,449             20,137
                                                                   -----------        -----------
          Total liabilities                                          1,876,040          1,533,686
                                                                   -----------        -----------

   Common Stockholders' Equity:
      Common stock, $.01 par value - authorized, 600,000,000
          shares; issued and outstanding 184,366,165
          and 181,683,209 shares, respectively                           1,844              1,817
      Additional paid-in-capital                                       762,768            709,124
      Accumulated earnings (deficit)                                    18,394             (9,837)
      Treasury stock at cost - 36,235,206 and
          38,729,996 shares, respectively                               (3,794)            (4,053)
      Foreign currency translation adjustment                          (35,137)            (1,580)
                                                                   -----------        -----------
          Total common stockholders' equity                            744,075            695,471
                                                                   -----------        -----------
                                                                   $ 2,620,115        $ 2,229,157
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

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                           THREE MONTHS                    NINE MONTHS
                                                               ENDED                          ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ------------------------------    ----------------------------
                                                       1998             1997            1998            1997
                                                 -------------    -------------    ------------    ------------
REVENUES:
  Outdoor advertising                            $     216,639    $     148,200    $    574,379    $    348,433
  Less agency commissions and discounts                 27,877           20,353          74,715          48,321
                                                 -------------    -------------    ------------    ------------
                                                       188,762          127,847         499,664         300,112
  Other income                                           5,090            4,144          14,739          11,523
                                                 -------------    -------------    ------------    ------------
      Net Revenues                                     193,852          131,991         514,403         311,635
                                                 -------------    -------------    ------------    ------------


OPERATING EXPENSES:
  Direct advertising                                    87,824           64,279         243,867         161,795
  General and administrative                             9,438            7,143          26,596          20,027
  Depreciation and amortization                         33,658           23,041          88,506          48,205
                                                 -------------    -------------    ------------    ------------
                                                       130,920           94,463         358,969         230,027
                                                 -------------    -------------    ------------    ------------

  Operating income                                      62,932           37,528         155,434          81,608

OTHER:
  Foreign currency transaction loss (gain)               1,646              (18)          3,490             318
  Interest expense                                      37,089           23,497         101,349          55,190
                                                 -------------    -------------    ------------    ------------
INCOME BEFORE ITEMS SET FORTH BELOW                     24,197           14,049          50,595          26,100
  Income tax provision                                  10,748            6,306          22,363          11,307
                                                 -------------    -------------    ------------    ------------
INCOME BEFORE EXTRAORDINARY LOSS                        13,449            7,743          28,232          14,793
  Extraordinary loss                                                                                     (6,773)
                                                 -------------    -------------    ------------    ------------
NET INCOME                                       $      13,449    $       7,743    $     28,232    $      8,020
                                                 =============    =============    ============    ============


BASIC AND DILUTED INCOME PER SHARE:
  Basic:
     Income before extraordinary loss            $         .07    $         .04    $        .15    $        .09
     Extraordinary loss                                                                                    (.04)
                                                 -------------    -------------    ------------    ------------
     Net income                                  $         .07    $         .04    $        .15    $        .05
                                                 =============    =============    ============    ============
     Weighted average number of shares             184,350,275      181,683,150     183,012,217     157,564,803
                                                 =============    =============    ============    ============

  Diluted:
     Income before extraordinary loss            $         .07    $         .04    $        .14    $        .08
     Extraordinary loss                                                                                    (.04)
                                                 -------------    -------------    ------------    ------------
     Net income                                  $         .07    $         .04    $        .14    $        .04
                                                 =============    =============    ============    ============
     Weighted average number of shares             205,048,130      201,551,791     203,603,825     177,781,987
                                                 =============    =============    ============    ============


            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              NINE MONTHS
                                                                                 ENDED
                                                                             SEPTEMBER 30,
                                                                        ------------------------
                                                                          1998           1997
                                                                        ---------    -----------
OPERATING ACTIVITIES:
  Net income                                                            $  28,232    $     8,020
  Extraordinary loss, net                                                                  6,773
  Provision for deferred taxes                                             17,037          4,102
  Depreciation and amortization                                            88,506         48,205
  Foreign currency transaction loss                                         3,490            318
  Other                                                                       699            393
  Changes in assets and liabilities:
    Increase in accounts receivable, net                                  (17,526)       (17,361)
    Decrease in prepaid expenses and other                                  1,159          3,041
    Decrease in deferred financing costs                                    5,287          3,485
    Increase in accrued interest                                           16,668         17,367
    (Decrease) increase in accounts payable and other liabilities         (27,104)         7,487
                                                                        ---------    -----------
       Net Cash Provided by Operating Activities                          116,448         81,830
                                                                        ---------    -----------


INVESTING ACTIVITIES:
  Acquisitions of outdoor advertising assets                             (362,608)    (1,219,291)
  Capital expenditures                                                    (25,947)       (20,772)
                                                                        ---------    -----------
       Net Cash Used in Investing Activities                             (388,555)    (1,240,063)
                                                                        ---------    -----------


FINANCING ACTIVITIES:
  Proceeds from Senior Credit Facility                                    377,906      1,012,012
  Proceeds from 8 7/8% Senior Subordinated Notes, net                                    485,795
  Principal payments on long-term debt and capital leases                 (94,390)      (694,179)
  Increase in deferred financing costs                                       (600)       (32,721)
  Stock split                                                                  (7)
  Issuance of common stock, net                                               111        394,225
                                                                        ---------    -----------
       Net Cash Provided by Financing Activities                          283,020      1,165,132
                                                                        ---------    -----------

Effect of exchange rate changes on cash                                      (637)          (112)
                                                                        ---------    -----------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                              10,276          6,787


CASH AND CASH EQUIVALENTS - BEGINNING                                       5,897         11,887
                                                                        ---------    -----------

CASH AND CASH EQUIVALENTS - ENDING                                      $  16,173    $    18,674
                                                                        =========    ===========


            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 18, 1998.

    Certain reclassifications were made to the 1997 financial statements to conform with the 1998 presentation.

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

    The following is a reconciliation of basic and diluted weighted average shares.

                                                 Three Months                     Nine Months
                                              Ended September 30,             Ended September 30,
                                         ---------------------------     ---------------------------
                                             1998            1997            1998            1997

Basic weighted average shares            184,350,275     181,683,150     183,012,217     157,564,803
Add:
    Shares issuable upon exercise of
    stock options                         20,697,855      19,868,641      20,591,608      20,217,184
                                         -----------     -----------     -----------     -----------

Diluted weighted average shares          205,048,130     201,551,791     203,603,825     177,781,987
                                         ===========     ===========     ===========     ===========

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130") and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 changes the reporting of certain items currently reported in the equity section of the balance sheet. The unrealized foreign currency translation adjustment is the only addition to net income in arriving at comprehensive income for the Company. Comprehensive income (loss) for the three and nine months ended September 30, 1998, was $(19.0) and $(5.3) million, respectively, and for the three and nine months ended September 30, 1997, was $7.7 and $7.7 million, respectively. SFAS No. 131 requires that public companies report certain information about operating segments in their financial statements. It also establishes related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS 131 effective January 1, 1998; however, disclosure is not required on an interim basis.

NOTE 4 - STOCK SPLIT

    On May 29, 1998, the Company completed a three-for-two stock split to stockholders of record May 19, 1998. Historical share and per share amounts have been adjusted for the stock split.

NOTE 5 - ACQUISITIONS

    Mexico Acquisitions - On July 1, 1998, pursuant to an Asset Purchase and Assignment Agreement, dated June 4, 1998, the Company completed the acquisition of substantially all of the assets of Vendor, S.A. de C.V., the outdoor advertising subsidiary of Televisa, S.A. de C.V. for approximately US$216.0 million. In addition, pursuant to an Asset Purchase and Assignment Agreement, dated June 4, 1998, the Company completed the acquisition of substantially all of the outdoor advertising assets of MM Billboard, S.A. de C.V., an outdoor advertising company in northern Mexico, for approximately US$21.9 million. The Company financed the purchase price of these acquisitions (collectively the "Mexico Acquisitions") plus approximately $4.2 million of other costs associated with the acquisitions with borrowings under the Company's senior credit facility.

    The Mexico Acquisitions were accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. The acquisitions resulted in goodwill of approximately $11.5 million which represents the excess of the purchase price over the fair value of the assets which is amortized on a straight-line basis over 30 years.

    The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1998 and 1997 assume the Mexico Acquisitions occurred as of January 1 of each year. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been completed as of the beginning of each of the periods presented, nor are they necessarily indicative of future consolidated results.

                                                           NINE MONTHS
                                                              ENDED
                                                          SEPTEMBER 30,
                                                  ------------------------------
                                                      1998               1997
                                                  -----------        -----------
Net revenues                                      $   532,680        $   327,527
                                                  ===========        ===========

Income before extraordinary loss                       23,158              7,183
Extraordinary loss                                                        (6,773)
                                                  -----------        -----------
Net income                                        $    23,158        $       410
                                                  ===========        ===========

Basic and diluted income per share:
  Basic:
    Income before extraordinary loss              $      0.13        $      0.05
    Extraordinary loss                                                     (0.04)
                                                  -----------        -----------
    Net income                                    $      0.13        $      0.01
                                                  ===========        ===========

  Diluted:
    Income before extraordinary loss              $      0.11        $      0.04
    Extraordinary loss                                                     (0.04)
                                                  -----------        -----------
    Net income                                    $      0.11        $      0.00
                                                  ===========        ===========

    Gator Acquisition - On May 19, 1998, the Company acquired Gator Outdoor Advertising, Inc. for approximately $49.8 million in stock and the assumption of approximately $3.7 million of net indebtedness.

    Philadelphia Acquisition - On April 7, 1998, the Company acquired Philadelphia Outdoor for approximately $52.8 million in cash. The Company financed the purchase price of this acquisition with borrowings under the Company's senior credit facility.

    Other Acquisitions - In addition to the above acquisitions, the Company completed several other smaller acquisitions, totaling approximately $67.7 million during the nine months ended September 30, 1998. The Company financed these purchases primarily with cash from operations supplemented with borrowings under the Company's senior credit facility.

NOTE 6 - FOREIGN CURRENCY TRANSLATION

    In accordance with the principles of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," the Company is using the local currency as the functional currency of its Canadian operating subsidiaries. The Company acquired its Mexican operations effective July 1, 1998, and determined that, as of such date, the Mexican economy was not "highly inflationary" and, in accordance with SFAS No. 52, the Company is using the Mexican peso as the functional currency of its Mexican operating subsidiary. Accordingly, assets and liabilities held outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated from the functional currency into U.S. dollars at the weighted average exchange rate prevailing during the period. Translation gains and losses are shown as a separate component of stockholders' equity.

    Gains and losses resulting from foreign currency transactions are reflected currently in the consolidated statements of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    Operating results for the three and nine months ended September 30, 1998 include the operations of Van Wagner Communications, Inc., the acquisition of which was completed May 22, 1997, the outdoor advertising operations of Minnesota Mining and Manufacturing Company, the acquisition of which was completed August 15, 1997, the several other acquisitions completed during 1997 (collectively, the "1997 Acquisitions"), the several acquisitions completed during the first nine months of 1998 (the "1998 Acquisitions"), including Philadelphia Outdoor, completed on April 7, 1998, Gator Outdoor Advertising, Inc., completed on May 19, 1998 and the acquisition of Vendor, S.A. de C.V. and MM Billboard, S.A. de C.V. completed on July 1, 1998 (the "Mexico Acquisitions").

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    Gross revenues increased 46.2% to $216.6 million during the third quarter of 1998 compared to $148.2 million in the third quarter of 1997. Gross revenues increased approximately 11.5% during the third quarter of 1998 compared to the third quarter of 1997 for markets where the Company operated both in the 1998 and 1997 periods. The balance of the increased revenues were a result of the 1997 and 1998 Acquisitions.

    Agency commissions were 12.9% and 13.7% of gross revenues in the third quarter of 1998 and the third quarter of 1997, respectively. The decrease in agency commissions as a percentage of gross revenues was primarily a result of a slightly lower proportion of revenues generated through advertising agencies in the 1998 period.

    Net revenues increased by 46.9% to $193.9 million in the third quarter of 1998 compared to $132.0 million in the third quarter of 1997, primarily as a result of the increase in gross revenues combined with an increase of $0.9 million of other income. Other income increased primarily due to the inclusion of license fee revenue from perpetual easements acquired in the third quarter of 1997.

    Direct advertising expenses increased to $87.8 million in the third quarter of 1998 compared to $64.3 million in the third quarter of 1997. This was primarily a result of the 1997 Acquisitions and the 1998 Acquisitions. As a percentage of net revenues, direct advertising expenses were approximately 45.3% in the third quarter of 1998 compared to 48.7% in the third quarter of 1997 primarily because of efficiencies realized from economies of scale.

    General and administrative expenses increased to $9.4 million in the third quarter of 1998 compared to $7.1 million in the third quarter of 1997. This was primarily a result of the 1997 and 1998 Acquisitions. As a percentage of net revenues, general and administrative expenses decreased to approximately 4.9% in the third quarter of 1998 from 5.4% in the third quarter of 1997 primarily because of efficiencies realized from economies of scale.

    As a result of the above factors, EBITDA increased by 59.4% to $96.6 million in the third quarter of 1998 from $60.6 million in the third quarter of 1997. The performance of an outdoor advertising business, such as the Company, is measured by its ability to generate EBITDA. EBITDA is defined as operating income (loss) before interest, taxes, depreciation, amortization and foreign currency translation gain (loss). Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company believes that EBITDA is accepted by the outdoor advertising industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of outdoor advertising companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

    Depreciation and amortization expense increased to $33.7 million for the third quarter of 1998 compared to $23.0 million in the third quarter of 1997, primarily due to the 1997 and 1998 Acquisitions, offset in part by certain assets becoming fully depreciated during the third quarter of 1998. As a percentage of net revenues, depreciation and amortization expense decreased to 17.4% from 17.5% in the third quarter of 1998 compared to the third quarter of 1997 primarily because of higher net revenues for the third quarter of 1998.

    Interest expense increased to $37.1 million in the third quarter of 1998 compared to $23.5 million in the third quarter of 1997, as a result of interest expense related to the obligations incurred in connection with the 1997 and certain of the 1998 Acquisitions. As a percentage of net revenues, interest expense increased to 19.1% for the third quarter of 1998 compared to 17.8% for the third quarter of 1997.

    The Company recorded an income tax provision of approximately $10.7 million in the third quarter of 1998 compared to $6.3 million in the third quarter of 1997.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    Gross revenues increased by 64.9% to $574.4 million during the first nine months of 1998 compared to $348.4 million in the first nine months of 1997. Gross revenues increased approximately 12.0% during the first nine months of 1998 compared to the first nine months of 1997 for markets where the Company operated both in the 1998 and 1997 periods. The balance of the increased revenues were a result of the 1997 and 1998 Acquisitions.

    Agency commissions were 13.0% and 13.9% of gross revenues in the first nine months of 1998 and the first nine months of 1997, respectively. The decrease in agency commissions as a percentage of gross revenues was primarily a result of a slightly lower proportion of revenues generated through advertising agencies in the 1998 period.

    Net revenues increased by 65.1% to $514.4 million in the first nine months of 1998 compared to $311.6 million in the first nine months of 1997, primarily as a result of the increase in gross revenues combined with an increase of $3.2 million of other income. Other income increased primarily due to the inclusion in 1998 of a full nine months' license fee revenue from perpetual easements acquired in the second quarter of 1997.

    Direct advertising expenses increased to $243.9 million in the first nine months of 1998 compared to $161.8 million in the first nine months of 1997. This was primarily a result of the 1997 and 1998 Acquisitions. As a percentage of net revenues, direct advertising expenses decreased to approximately 47.4% in the first nine months of 1998 from 51.9% in the first nine months of 1997 primarily because of efficiencies realized from economies of scale.

    General and administrative expenses increased to $26.6 million in the first nine months of 1998 compared to $20.0 million in the first nine months of 1997. This was primarily a result of the 1997 and 1998 Acquisitions. As a percentage of net revenues, general and administrative expenses decreased to approximately 5.2% in the first nine months of 1998 from 6.4% in the first nine months of 1997 primarily because of efficiencies realized from economies of scale.

    As a result of the above factors, EBITDA increased by 87.9% to $243.9 million in the first nine months of 1998 from $129.8 million in the first nine months of 1997.

    Depreciation and amortization expense increased to $88.5 million in the first nine months of 1998 compared to $48.2 million in the first nine months of 1997, primarily due to the 1997 and 1998 Acquisitions, offset in part by certain assets becoming fully depreciated during the first nine months of 1998. As a percentage of net revenues, depreciation and amortization expense increased to 17.2% from 15.5% in the first nine months of 1998 compared to the first nine months of 1997 primarily because of a full nine months depreciation and amortization for the 1997 Acquisitions.

    Interest expense increased to $101.3 million in the first nine months of 1998 from $55.2 million in the first nine months of 1997, as a result of interest expense related to the obligations incurred in connection with the 1997 and certain of the 1998 Acquisitions. As a percentage of net revenues, interest expense increased to 19.7% for the first nine months of 1998 compared to 17.7% for the first nine months of 1997.

    The Company recorded an income tax provision of approximately $22.4 million in the first nine months of 1998 compared to $11.3 million in the first nine months of 1997. The Company reported a $6.8 million extraordinary loss, net of $4.5 million tax benefit, in the first nine months of 1997 resulting from one time bridge loan commitment costs in connection with one of the 1997 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital increased to $96.6 million at September 30, 1998 compared to $61.2 million at December 31, 1997. This increase resulted primarily from the increase in cash from operations, accounts receivable and taxes recoverable relating to the Mexico Acquisitions, partially offset by the increase in accrued interest.

    Net cash provided by operating activities increased by $34.6 million to $116.4 million for the nine months ended September 30, 1998, compared to $81.8 million for the nine months ended September 30, 1997, primarily due to the increase in net income, the effect of a larger depreciation and amortization expense as a component of net income offset in part by changes in working capital accounts and the extraordinary loss in 1997. Net cash used in investing activities decreased to $388.6 million in the first nine months of 1998 from $1,240.1 million in the first nine months of 1997, primarily because of lower cash expenditures required for the 1998 Acquisitions as compared to the 1997 Acquisitions. Net cash provided by financing activities decreased to $283.0 million for the first nine months of 1998 compared to $1,165.1 million for the first nine months of 1997, primarily because of the higher level of borrowings under the senior credit facility used for the 1997 Acquisitions compared with borrowings under the senior credit facility used for the 1998 Acquisitions.

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

    On May 19, 1998, the Company acquired Gator Outdoor Advertising, Inc. for approximately $49.8 million in stock and the assumption of approximately $3.7 million of net indebtedness.

    On April 7, 1998, the Company acquired Philadelphia Outdoor for approximately $52.8 million in cash. The Company financed the purchase price of this acquisition with borrowings under the Company's senior credit facility.

    The Company made approximately $25.9 million of capital expenditures during the first nine months of 1998, an increase from approximately $20.8 million during the first nine months of 1997. Currently, the Company has no material commitments for capital expenditures, although it anticipates ongoing capital expenditures in the ordinary course of business, other than for acquisitions, will be approximately $33.0 million to $38.0 million in each of the next two years.

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

YEAR 2000 COMPLIANCE

    The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company has identified all significant applications that will require modification to ensure Year 2000 compliance ("Year 2000 Compliance"). Internal and external resources are being used to make the required modifications and test Year 2000 Compliance for both software and hardware. Although the Company can provide no assurances, the incremental cost to make the business systems Year 2000 compliant is estimated to be no more than approximately $300,000. The Company plans on completing all upgrades by the end of the second quarter of 1999.

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

    The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to the Company's financial condition or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

    Based on the results of its review of the Year 2000 issues to date, the Company does not believe that a contingency plan to handle Year 2000 problems is necessary at this time and has not developed such a plan. The Company will, however, continue to monitor the Year 2000 compliance program and evaluate the need for a contingency plan to handle the most reasonably likely worst case Year 2000 scenario.

FORWARD-LOOKING STATEMENTS

    This report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "estimate", "expect", "anticipate", "believe" and similar expressions are intended to identify forward-looking statements. The Company cautions that reliance on any forward-looking statement involves risk and uncertainties, and that although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. The uncertainties in this regard include, but are not limited to, those identified in this report and the risk factors discussed under "Risk Factors" in the Company's Prospectus dated July 24, 1997 included in the Company's Registration Statement on Form S-4 (Reg. No. 333-30957).


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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

        Exhibit No.     Document
        -----------     --------

             27         Financial Data Schedule

(b)  Reports on Form 8-K/A.

     Form 8-K/A filed September 10, 1998 (July 1, 1998) amending Item 7 of the Form 8-K filed July 16, 1998 reporting the completion of the acquisition of substantially all of the assets of Vendor, S.A. de C.V. and MM Billboard, S.A. de C.V.

     Form 8-K filed July 16, 1998 reporting the completion of the acquisition of substantially all of the assets of Vendor, S.A. de C.V. and MM Billboard, S.A. de C.V.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OUTDOOR SYSTEMS, INC.



DATED: November 13, 1998          By             /S/ Bill Beverage
                                   ------------------------------------------
                                   Bill Beverage, Chief Financial Officer,
                                              Secretary/Treasurer
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


    Exhibit No.              Description
    -----------            ---------------

       27                  Financial Data Schedule