Form 10-K405
period 1998-12-31
OUTDOOR SYSTEMS INC
filed 1999-03-19
CIK 874534

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                         Yes    X           No   _____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 15, 1999 as reported by the New York Stock Exchange, was approximately $4,204.7 million.

    The number of shares of the Registrant's Common Stock outstanding at March 15, 1999 was 184,467,222.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on May 27, 1999 are incorporated by reference herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   BUSINESS
          GENERAL.....................................................    1
          INDUSTRY OVERVIEW...........................................    1
          BUSINESS STRATEGY...........................................    2
          MARKETS.....................................................    3
          INVENTORY...................................................    5
          EMPLOYEES...................................................    6
          SALES AND SERVICE...........................................    6
          CUSTOMERS...................................................    6
          PRODUCTION..................................................    7
          COMPETITION.................................................    8
          GOVERNMENT REGULATION.......................................    8
ITEM 2.   PROPERTIES..................................................   10
ITEM 3.   LEGAL PROCEEDINGS...........................................   10
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   10
ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY...........................   10

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS......................................   11
ITEM 6.   SELECTED FINANCIAL DATA.....................................   12
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS................................   14
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISKS....................................................   19
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   21
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.................................   50

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   50
ITEM 11.  EXECUTIVE COMPENSATION......................................   50
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT...............................................   50
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   50

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K......................................................   50

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

     Outdoor Systems, Inc. (the "Company") is the largest out-of-home advertising company in North America, operating, as of December 31, 1998, approximately 112,500 bulletin, poster, mall and transit advertising display faces in 90 metropolitan markets in the United States, 13 metropolitan markets in Canada, and 44 metropolitan markets in Mexico, as well as approximately 125,000 subway advertising display faces in New York City. The Company has operations in 50 of the 50 largest United States markets, 13 of the 15 largest Canadian markets and 44 of the 45 largest Mexican markets.

     Since going public in April of 1996, the Company has effected five three-for-two stock splits of the Common Stock. All applicable information in this report, including the Consolidated Financial Statements and the Notes thereto, was adjusted to reflect these stock splits on a retroactive basis for all periods presented.

INDUSTRY OVERVIEW

     The outdoor advertising industry has experienced increased advertiser interest and revenue growth in recent years. Outdoor advertising generated total revenues of approximately $2.3 billion in 1998, or approximately 1.2% of the total advertising expenditures in the United States, while the out-of-home advertising industry, consisting of transit and in-store advertising displays in addition to outdoor advertising, generated revenues in excess of $4.4 billion in 1998, according to estimates by the Outdoor Advertising Association of America ("OAAA"). Outdoor advertising's 1998 revenues represent growth of approximately 9.0% over estimated total revenues for 1997, which compares favorably to the growth of total U.S. advertising expenditures of approximately 7.1% during the same period.

     Advertisers purchase outdoor advertising for a number of reasons. Outdoor advertising offers repetitive impact and a relatively low cost per-thousand-impressions, a commonly used media measurement, as compared to television, radio, newspaper, magazine and direct mail marketing. Accordingly, because of its efficiency, outdoor advertising is a good vehicle to build "mass market" support. In addition, outdoor advertising can be used to target a defined audience in a specific location and, therefore, can be relied upon by local businesses concentrating on a particular geographic area where customers have specific demographic characteristics. For instance, restaurants, motels, service stations and similar roadside businesses may use outdoor advertising to reach potential customers close to the point of sale and provide directional information. Other local businesses such as television and radio stations and consumer products companies may wish to appeal more broadly to customers and consumers in the local market. National brand name advertisers may use the medium to attract customers generally and build brand awareness. In all cases, outdoor advertising can be combined with other media such as radio and television to reinforce messages being provided to consumers.

     The outdoor advertising industry has experienced significant changes due to a number of factors. First, the entire "out-of-home" advertising category has expanded to include, in addition to traditional billboards and roadside displays, displays in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. Second, the outdoor advertising industry has increased its visibility with and attractiveness to local advertisers as well as national retail, entertainment and consumer product-oriented companies. Third, the industry has benefited significantly from improvements in production technology, including the use of computer printing, vinyl advertising copy and improved lighting techniques, which have facilitated a more dynamic, colorful and creative use of the medium. These technological advances have permitted the outdoor advertising industry to respond more promptly and efficiently to the changing needs of its advertising customers and to increase its participation in multi-media campaigns. Lastly, the outdoor advertising industry has benefited from the growth in automobile travel time for business and leisure due to increased highway congestion and continued demographic shifts of residences and businesses from the cities to outlying suburbs. According to a 1995 survey from the U.S. Department of Transportation, Federal Highway Administration, since 1969, the rate of increase in drivers is more than three times the population growth. Since 1970, daily vehicle trips increased 102% and daily automobile travel miles increased 110%. The Company believes that the foregoing trends have resulted in increased consumer exposure to existing billboard structures at a time when other media have been fragmenting their audiences as the number of broadcast and cable networks, magazines and other narrowly targeted formats has increased.

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

     The outdoor advertising industry is comprised of several large outdoor advertising and multi-media companies with operations in multiple markets, as well as many smaller and local companies operating a limited number of structures in a single or a few local markets. While the industry has experienced significant consolidation within the past few years, the OAAA estimates that, as of December 31, 1998, there were approximately 400 companies in the outdoor advertising industry operating approximately 396,000 display faces. The Company expects the trend of consolidation in the outdoor advertising industry to continue.

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

- National Sales Force. The Company's markets generally possess demographic characteristics that are attractive to national advertisers, allowing the Company to combine several of its markets into single contracts so that advertisers with national and regional campaigns can simplify their purchasing process while presenting their messages in multiple markets. The Company seeks to gain national market share by providing advertisers easy access to all of the Company's markets through one of its four national sales offices in the U.S.

- Optimal Inventory Management. The Company seeks to balance advertising rate growth with optimal occupancy of its displays in order to maximize revenues. The Company's variety of outdoor advertising displays in its geographically diverse markets permits flexibility in pricing and packaging its display inventory.

- Centralized Administration. The Company has consolidated substantially all of its administration, accounting, sales management and leasing management functions into its Phoenix headquarters and five regional offices. This centralization allows the Company to focus local efforts on customer service and sales and to exercise greater control over administrative costs and expenses.

- Strategic Acquisitions. The Company pursues strategic acquisitions in existing and new markets to achieve increased operating efficiencies, greater geographic diversification and increased market penetration. The Company is primarily interested in further expansion in the 50 largest United States, ten largest Canadian and ten largest Mexican markets, because these markets typically generate greater outdoor advertising revenues, readily attract national advertisers, provide a better basis for regional advertising, attract quality management and offer opportunities to gain a larger market share from competitive media.

MARKETS

     The Company's markets generally possess demographic characteristics that are attractive to national advertisers, allowing the Company to combine several of its markets into single contracts so that advertisers with national and regional campaigns can simplify their purchasing process while presenting their messages in multiple markets. Each market also has unique local industries, businesses, sports franchises and special events that are frequent users of outdoor advertising. The following table sets forth certain information with respect to the Company's outdoor markets as of December 31, 1998:

                                                                                                MALL AND
                                                      MARKET               30-SHEET   8-SHEET   AIRPORT
                        CITY                           RANK    BULLETINS   POSTERS    POSTERS   POSTERS    TRANSIT    TOTAL
                        ----                          ------   ---------   --------   -------   --------   -------   -------
UNITED STATES:
New York-New Jersey(1)..............................     1         864       2,979       262       264      2,710      7,079
Los Angeles.........................................     2       1,613       2,961                 473      2,912      7,959
Chicago.............................................     3         756                   640       162                 1,558
Philadelphia........................................     4         183                             116        498        797
San Francisco-Oakland-San Jose......................     5         236       1,005       563       196      1,528      3,528
Boston..............................................     6                                         130                   130
Washington D.C......................................     7                                         195                   195
Dallas-Ft. Worth....................................     8         849                             127                   976
Detroit.............................................     9         656       1,342        91       138      1,000      3,227
Houston.............................................    10       1,047                             114                 1,161
Atlanta.............................................    11         933       1,679                 101        650      3,363
Seattle.............................................    12                                          89                    89
Minneapolis.........................................    13          54                             155                   209
Cleveland...........................................    14          70                             107                   177
Miami-Ft. Lauderdale................................    15         404                             168                   572
Phoenix.............................................  16..         673       1,516       659        79      1,490      4,417
Tampa-St. Petersburg-Sarasota.......................    17         913                             116                 1,029
Sacramento-Stockton-Modesto.........................    18         446       1,271                  91                 1,808
Denver..............................................    19         227         784                 156      5,266      6,433
St. Louis...........................................    20         466         833         1        10                 1,310
Pittsburgh..........................................    21                                          78                    78
San Diego...........................................    22         109         541                 106        680      1,436
Orlando-Daytona Beach...............................    23         996                              93                 1,089
Baltimore...........................................    24                                          61                    61
Portland, OR........................................    25          17                              33                    50
Indianapolis........................................    26         137                              59                   196
Hartford-New Haven..................................    27         151         831                  25                 1,007
Salt Lake...........................................    28          61                              35                    96
Charlotte...........................................    29         145                              27                   172
Raleigh-Durham......................................    30          33                              20                    53
Milwaukee...........................................    31                                          32                    32
Cincinnati..........................................    32         104                              60                   164
Nashville...........................................    33         248                              38                   286
Kansas City.........................................    34         242         840                  72                 1,154
Columbus, OH........................................    35         104                              12                   116
San Antonio.........................................    36          85                              36                   121
Greenville-Spartanburg..............................    37                                          20                    20
Grand Rapids........................................    38          56         568                  16        180        820
Norfolk.............................................    39                                          57                    57
New Orleans.........................................    40         345       1,042       428        38        214      2,067
Birmingham..........................................    41         154                              28                   182
Memphis.............................................    42          77                              27                   104
Buffalo.............................................    43         116                              54                   170
Fresno..............................................    44         125         892                  64                 1,081
Albuquerque.........................................    45          99                              27                   126
Harrisburg..........................................    46                                          29                    29
Oklahoma City.......................................    47                                          58                    58
Providence..........................................    48                                          33                    33
Louisville..........................................    49         296       1,052       243        38        224      1,853
Winston-Salem.......................................    50          35                              16                    51
West Palm Beach.....................................    51         219                              54                   273
Scranton............................................    52                                          10                    10
Jacksonville........................................    53         178                              20                   198
Albany..............................................    54                                         107                   107
Dayton..............................................    55         123                              24                   147
Little Rock.........................................    56                                          26                    26
Charleston, SC......................................    57         181                              16                   197
Mobile..............................................    58                                          22                    22
Las Vegas...........................................    59         156                              31                   187

                                                                                                MALL AND
                                                      MARKET               30-SHEET   8-SHEET   AIRPORT
                        CITY                           RANK    BULLETINS   POSTERS    POSTERS   POSTERS    TRANSIT    TOTAL
                        ----                          ------   ---------   --------   -------   --------   -------   -------
UNITED STATES (CONTINUED)
Tulsa...............................................    60                                           6                     6
Richmond, VA........................................    61                                           5                     5
Austin..............................................    62                                           6                     6
Flint...............................................    63          86         423        32        21                   562
Honolulu............................................    64                                         551                   551
Knoxville...........................................    65          78                              12                    90
Wichita.............................................    66                                          10                    10
Toledo..............................................    67                                          12                    12
Syracuse............................................    69                                          62                    62
Roanoke.............................................    70          49                              20                    69
Green Bay...........................................    71                                          14                    14
Shreveport..........................................    72          41                              16                    57
Omaha...............................................    74          52                              15                    67
Rochester...........................................    75                                          78      3,715      3,793
Des Moines..........................................    76                                          28                    28
Tucson..............................................    77         170           6       338                   10        524
Rio Grande..........................................    80         316                                                   316
El Paso.............................................    83          81                                                    81
Columbia, SC........................................    84         158                              24                   182
Jackson, MS.........................................    86          76                              20                    96
Chattanooga.........................................    90          63                              36                    99
Ft. Myers...........................................    91         108                              39                   147
Colorado Springs....................................    98          62                                                    62
Ft. Wayne...........................................   106          69                                                    69
Tyler, TX...........................................   110          87                                                    87
Reno................................................   117         104                                                   104
Bakersfield, CA.....................................   124          50                                                    50
Eugene..............................................   125          77         382                                       459
Columbus, GA........................................   129         190         412       100                  240        942
Beaumont............................................   134         110                                                   110
Midland-Odessa, TX..................................   148          47                                                    47
Non-Metro Markets...................................   N/A      12,439         175               1,136                13,750
                                                       ---      ------      ------    ------     -----     ------    -------
  UNITED STATES TOTAL(1)............................            29,495      21,534     3,357     6,700     21,317     82,403
                                                                ------      ------    ------     -----     ------    -------
CANADA:
Toronto.............................................     1         165       1,512                          4,089      5,766
Montreal............................................     2         117         845                          2,030      2,992
Vancouver...........................................     3                      19                            308        327
Ottawa..............................................     4          11         173                                       184
Edmonton............................................     5                     300                            558        858
Calgary.............................................     6         563         156                            698      1,417
Quebec City.........................................     7         209         348                            341        898
Winnepeg............................................     8         102         299                            392        793
Hamilton............................................     9          12         301                            698      1,011
London..............................................    10                      87                                        87
Kitchener...........................................    11                      72                                        72
St. Catharines......................................    12           6          97                                       103
Halifax.............................................    13          12         236                            216        464
Other...............................................   N/A         167       1,786                            982      2,935
                                                       ---      ------      ------    ------     -----     ------    -------
  CANADA TOTAL......................................             1,364       6,231        --        --     10,312     17,907
                                                                ------      ------    ------     -----     ------    -------
MEXICO:
Mexico City.........................................     1       2,061                                                 2,061
Guadalajara.........................................     2       1,128                                                 1,128
Monterrey...........................................     3       3,073                                                 3,073
Puebla..............................................     4         295                                                   295
Ciudad Juarez.......................................     5         236                                                   236
Tijuana.............................................     6         153                                                   153
Leon................................................     7         305                                                   305
San Luis Potosi.....................................     8         162                                                   162
Torreon.............................................     9         202                                                   202
Toluca..............................................    10         111                                                   111
Chihuahua...........................................    11         160                                                   160
Merida..............................................    12         110                                                   110
Acapulco............................................    13         147                                                   147
Aguascalientes......................................    14          99                                                    99
Saltillo............................................    15         169                                                   169
Cuernavaca..........................................    16          73                                                    73
Morelia.............................................    17          96                                                    96
Queretaro...........................................    18         107                                                   107
Culiacan............................................    19         220                                                   220

                                                                                                MALL AND
                                                      MARKET               30-SHEET   8-SHEET   AIRPORT
                        CITY                           RANK    BULLETINS   POSTERS    POSTERS   POSTERS    TRANSIT    TOTAL
                        ----                          ------   ---------   --------   -------   --------   -------   -------
MEXICO (CONTINUED)
Hermosillo..........................................    20         210                                                   210
Veracruz............................................    21         209                                                   209
Mexicali............................................    22          86                                                    86
Tampico.............................................    23         153                                                   153
Durango.............................................    24          52                                                    52
Tuxtla Gutierrez....................................    25          44                                                    44
Cancun..............................................    26         118                                                   118
Villa Hermosa/Tabasco...............................    27         125                                                   125
Matamoros...........................................    28          91                                                    91
Irapuato............................................    29          46                                                    46
Nuevo Laredo........................................    30          47                                                    47
Tepic...............................................    31          31                                                    31
Celaya..............................................    32          72                                                    72
Oaxaca..............................................    33          59                                                    59
Coatzacoalcos.......................................    34          62                                                    62
Orizaba.............................................    35          13                                                    13
Pachuca.............................................    36          27                                                    27
Monclova............................................    37          37                                                    37
Zacatecas...........................................    38          39                                                    39
Campeche............................................    39          31                                                    31
Colima..............................................    40          42                                                    42
La Paz..............................................    41          29                                                    29
Ciudad del Carmen...................................    42          18                                                    18
Tlaxcala............................................    43          14                                                    14
Manzanillo..........................................    44          48                                                    48
Other...............................................   N/A       1,553                                                 1,553
                                                       ---      ------      ------    ------     -----     ------    -------
  MEXICO TOTAL......................................            12,163          --        --        --         --     12,163
                                                                ------      ------    ------     -----     ------    -------
  GRAND TOTAL(1)....................................            43,022(2)   27,765     3,357     6,700     31,629    112,473
                                                                ======      ======    ======     =====     ======    =======

---------------
(1) Display faces do not include 125,000 subway advertising display faces in New York City.

(2) Includes 141 wall murals and 51 "Spectacular" signs.

INVENTORY

     The Company operates five standard types of outdoor advertising billboards and displays:

- Bulletins generally are 14 feet high and 48 feet wide (672 square feet) in the United States with varying sizes in Canada and Mexico. The advertising copy is either hand painted onto panels at the facilities of the outdoor advertising company in accordance with design specifications supplied by the advertiser, and then attached to the outdoor advertising structure, or is printed with computer-generated graphics on a single sheet of vinyl that is "wrapped" around the structure. On occasion, to attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways.

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

- Junior (8-sheet) posters usually are 6 feet high by 12 feet wide (72 square feet). Displays are prepared and mounted in the same manner as 30-sheet posters, except that vinyl sheets are not typically used on junior posters. Most junior posters, because of their smaller size, are concentrated on city streets and target specific neighborhoods.

- Mall and airport posters are displayed in backlighted cases. The displays are generally constructed, owned and maintained by the outdoor advertising company under a contract with a governmental entity or a shopping mall owner who receives a share of the advertising revenues.

- Transit displays include displays on bus shelters, subways and bus benches. Bus shelters and benches are usually constructed, owned and maintained by the out-of-home advertising company under a contract with the municipality or transit authority which receives a share of the shelters' advertising revenues. Bus shelter displays are enclosed within glassed, backlighted cases on sides of a pedestrian shelter at an urban bus stop on city rights of way. Subway displays are located within subway stations and walkways as well as in subway trains. Advertisements appear on lithographed or silk-screened posters supplied in a single sheet by the advertiser. Transit displays are an attractive medium to advertisers using "vertical" advertising copy, such as magazines and movie posters, because the advertising copy is easily adapted for use in transit shelters, and because of the proximity of the display to consumers.

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

EMPLOYEES

     The Company had approximately 2,500 employees at December 31, 1998.

SALES AND SERVICE

     The Company devotes considerable time and resources to recruiting, training and coordinating the activities of its sales force. Sales personnel are compensated primarily on a commission basis to maximize the incentive to perform. Arturo R. Moreno, President, Chief Executive Officer and a member of the Board of Directors, and Wally C. Kelly, Senior Vice President, are the Company's two principal officers responsible for day-to-day operations, and have an aggregate of approximately 46 years of experience in the outdoor advertising industry, virtually all of which has been spent in sales and management positions.

CUSTOMERS

     Advertisers usually contract for outdoor displays through advertising agencies, which are responsible for the artistic design and written content of the advertising as well as the choice of media and the planning and implementation of the overall campaign. The Company pays commissions to the agencies for advertising contracts that are procured by or through those agencies. Advertising rates are based on a particular display's visual exposure (or number of "impressions" delivered) in relation to the demographics of the particular market and its location within that market. The number of "impressions" delivered by a display is measured by the number of vehicles passing the site during a defined period and is weighted to give effect to such factors as its proximity to other displays, the speed and viewing angle of approaching traffic, the national average of adults riding in vehicles and whether the display is illuminated. The number of impressions delivered by a display is verified by independent companies.

     The size and geographic diversity of the Company's markets allows it to attract national advertisers by providing the opportunity to package displays in several of its markets in a single contract allowing a national advertiser to simplify the purchasing process and simultaneously present its message in several markets. National advertisers generally seek wide exposure in major markets and therefore tend to make larger purchases. The Company competes for national advertisers primarily on the basis of location, price, availability and service.

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

     Tobacco revenues have historically accounted for a significant portion of outdoor advertising revenues. In the 1990s, due to a declining population of smokers, societal pressures, consolidation in the tobacco industry and price competition from generic brands, the leading tobacco companies substantially reduced their expenditures for outdoor advertising. Because tobacco advertisers often utilized some of the industry's prime inventory, the decline in tobacco-related advertising expenditures made this space available for other advertisers, including those that had not traditionally utilized outdoor advertising. As a result of this decline in tobacco-related advertising revenues and the increased use of outdoor advertising by other advertisers, the range of the Company's advertisers has become quite diverse, with no single category of advertisers accounting for more than 14.7% of net revenues in 1998. The following table illustrates the diversity of the Company's advertising base:

                            NET REVENUES BY CATEGORY

                                                               PERCENTAGE
                                                                   OF
                                                              NET REVENUES
                                                              ------------
Retail/Consumer Products....................................      14.7%
Travel and Entertainment....................................      10.0
Automotive..................................................       9.2
Food and Beverages..........................................       7.6
Media.......................................................       6.4
Technology and Services.....................................       6.0
Hotels......................................................       5.6
Restaurants.................................................       5.6
Tobacco.....................................................       4.7
Health......................................................       3.6
Banking.....................................................       3.6
Miscellaneous...............................................      23.0
                                                                 -----
          Total.............................................     100.0%
                                                                 =====

PRODUCTION

     In many of its markets, the Company possesses internal production facilities and staff to perform the full range of activities required to develop, create and install outdoor advertising. In smaller operations, the Company hires subcontractors to perform varying degrees of its production. Production work includes creating the advertising copy design and layout, painting the design or coordinating its printing and installing the designs on its displays. The Company usually provides its full range of production services to local advertisers and to advertisers that are not represented by advertising agencies, since national advertisers and advertisers represented by advertising agencies often use preprinted designs that require only installation. However, the Company's creative and production personnel frequently are involved in production activities even when advertisers are represented by agencies by developing new designs or adapting copy from other media for use on billboards. The Company's artists also assist in the development of marketing presentations, demonstrations and strategies to attract new advertisers.

     With the increased use of vinyl and pre-printed advertising copy, outdoor advertising companies are becoming less responsible for labor-intensive production work since vinyl and pre-printed copy is typically produced by the advertiser or its agency and can be installed quickly. The Company believes that this trend over time will reduce operating expenses associated with production activities.

COMPETITION

     The Company competes in each of its markets with other outdoor advertising operations as well as other media, including broadcast and cable television, radio, print and direct mail marketers. In addition, the Company also competes with a wide variety of "out-of-home" media, including advertising in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. Advertisers compare the effectiveness of relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, outdoor advertising relies on its low cost per-thousand impressions and its ability to reach a broad segment of the population in a specific market or to target a particular geographic area or population with a particular set of demographic characteristics within that market.

     The outdoor advertising industry is highly fragmented, consisting of several large outdoor advertising and media companies with operations in multiple markets as well as smaller and local companies operating a limited number of structures in a single or a few local markets. Although significant consolidation has occurred over the past few years, according to the OAAA, as of December 31, 1998, there were approximately 400 companies in the outdoor advertising industry operating approximately 396,000 bulletin and poster display faces. In several of its markets, the Company encounters direct competition from other major outdoor media companies. The Company believes that its strong emphasis on sales and customer service and its position as a major provider of advertising services in each of its markets enable it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets.

GOVERNMENT REGULATION

     U.S. Regulations. The outdoor advertising industry is subject to governmental regulation at the federal, state and local level. Federal law, principally the Highway Beautification Act of 1965, encourages states, by the threat of withholding 10% of the federal appropriations for the construction and improvement of highways within such states, to implement state legislation to prohibit billboards located within 660 feet of, or visible from, interstate and primary highways except in commercial or industrial areas where off-site signage is permitted provided it meets spacing and size restrictions. All of the states have implemented regulations at least as restrictive as the Highway Beautification Act. The Highway Beautification Act, and the various state statutes implementing it, require payment of just compensation whenever governmental authorities require legally erected and maintained billboards to be removed from areas adjacent to federally aided highways.

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

     Amortization of billboards has also been adopted in varying forms in certain jurisdictions. In theory, amortization permits the billboard owner to operate its billboard as a non-conforming use for a specified period of time during which it is to recover its investment, after which it must remove or otherwise conform its billboard to the applicable regulations at its own cost without any compensation. Several municipalities in the Company's markets, including municipalities or townships in Denver, Houston, Jacksonville, Kansas City, St. Louis and Tampa, currently have amortization ordinances or regulations. Ordinances requiring the removal of a billboard without compensation, whether through amortization or otherwise, are being challenged in various state and federal courts with conflicting results. In some cities, amortization ordinances or regulations are not being enforced or have been held unconstitutional. However, no assurance can be given as to the effect on the Company of the enforcement of existing laws or regulations, or of new laws and regulations that may be adopted in the future.

     In recent years, there have been efforts to restrict billboard advertising of certain products, including tobacco and alcohol. Congress has passed no legislation at the federal level except legislation requiring health hazard warnings similar to those on cigarette packages and print advertisements. Certain states in which the Company operates have historically prohibited the outdoor advertising of distilled spirits. In California and Phoenix, Arizona, transit shelter advertising posters on public rights of way are prohibited from displaying tobacco and/or alcohol advertising. San Francisco has adopted an ordinance banning all tobacco and alcohol advertising on public property, but has "grandfathered" existing sales contracts through 2002. Oakland has adopted a spacing ordinance which, if upheld in court, would de facto prohibit outdoor advertising of alcohol.

     In November 1998, the major U.S. tobacco companies (the "Tobacco Companies") reached an out of court settlement (the "Agreement") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico and four other U.S. territories (the "Settling States"). The remaining four states had already reached similar settlements with the Tobacco Companies. The Agreement calls for the removal of tobacco advertising from out-of-home media, including billboards, along with signs and placards in arenas, stadiums, shopping malls and video game arcades by April 23, 1999. Additionally, the Agreement provides that, at the Settling States' option, the Tobacco Companies must, at their expense, substitute for tobacco advertising alternative advertising which discourages youth smoking. That alternative advertising must remain in place for the duration of the Tobacco Companies' out-of-home media advertising contracts which existed as of the date of the Agreement.

     The elimination of tobacco advertising as called for by the Agreement will cause a reduction in direct revenues from Tobacco Companies and may simultaneously increase the available space on the existing inventory of billboards in the outdoor advertising industry. Although the extent of the future impact on operations is not known, the Company has been successful thus far in replacing tobacco advertising in areas where settlements were reached prior to the Agreement (i.e., Florida, Texas and San Francisco). Also, tobacco revenues in the U.S. accounted for only 4.2% of the Company's total net revenues in 1998. While both of these factors are positive, the Company can give no assurance that the further cutbacks in tobacco advertising during 1999 will not have an adverse effect on operations for 1999 or beyond.

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

     Mexican Regulations. In Mexico there are no current regulations which limit the advertising of any product on outdoor signs. While the Company is not aware of any such legislation being proposed, there can be no assurance that legislation restricting the advertising of any specific product on outdoor signs will not be enacted in the future. In addition, the placement of outdoor billboards is primarily regulated at the local level. For example, Mexico City regulates the placement of billboards near historical monuments.

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

ITEM 2.  PROPERTIES

     Outdoor Advertising Sites. The majority of the Company's advertising display sites are leased. However, the Company owns parcels of real property that serve as sites for a few of its outdoor displays. In addition, the Company possesses perpetual easements on parcels of real property owned by third parties on which it has placed a few of its outdoor displays.

     The Company's leases are for varying terms ranging from monthly or annual periods to terms of ten years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord.

     Office and Production Facilities. The Company's principal executive and administrative offices are located in Phoenix, Arizona, in a facility owned by the Company. A portion of this facility also is used for painting, poster prepasting and related production activities. Additionally, the Company owns the majority of the office and production facilities from which it operates in its United States, Canadian and Mexican metropolitan markets.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

                                                                                     YEARS WITH
           NAME              AGE                       POSITION                       COMPANY
           ----              ---                       --------                      ----------
William S. Levine..........  67    Chairman of the Board and Director                    19
Arturo R. Moreno...........  52    President, Chief Executive Officer and Director       15
Wally C. Kelly.............  42    Senior Vice President                                 15
Robert M. Reade............  58    Vice President                                         7
Bill M. Beverage...........  48    Treasurer, Secretary and Chief Financial Officer       8

     Mr. Levine, a founder and principal stockholder of the Company, has been Chairman of the Board and a director of the Company since its formation. Mr. Levine has 19 years of experience in the outdoor advertising industry. He is an owner and officer of numerous privately-owned firms and commercial real estate operations. Since 1990, Mr. Levine has dedicated a substantial portion of his time to the Company's affairs.

     Mr. Moreno has served as the Company's President and Chief Executive Officer and has been a director of the Company since April 1984. Mr. Moreno has 26 years of experience in the outdoor advertising industry. From 1981 to 1984, Mr. Moreno served as President and General Manager of Gannett Outdoor of New Jersey. From 1979 to 1981, he was President and General Manager of Gannett Outdoor of Kansas City (Missouri). From 1973 to 1981, Mr. Moreno worked in Phoenix as a Vice President of Sales for Gannett Outdoor and its predecessor company.

     Mr. Kelly has been the Company's Senior Vice President since 1984. Mr. Kelly has 20 years of experience in the outdoor advertising business. From 1979 to 1984, Mr. Kelly worked for Whiteco Metrocom, Inc. in Tucson (1979 to 1981) as Sales Manager and in Chicago as Vice President of National Sales (1982 to 1984).

     Mr. Reade has been Vice President of the Company since May 1997. He served as the Company's Director of Real Estate from April 1993 to May 1997 and was a consultant to the Company from 1992 to April 1993. Mr. Reade has 29 years of experience in the outdoor advertising industry. From 1987 to 1990, Mr. Reade served as President and Chief Operating Officer of a major convenience store chain and from 1985 to 1987 was Real Estate Manager of such chain. In 1985, Mr. Reade served as Vice President, Sales and Marketing for Gannett Outdoor Group in New York and from 1970 to 1985 he was General Manager for Gannett Outdoor and its predecessor company in Phoenix.

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

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company effected the initial public offering of its Common Stock on April 24, 1996 at a price of $1.97 per share, as adjusted for all subsequent stock splits. The Company's Common Stock is currently traded on the New York Stock Exchange under the symbol "OSI". From April 24, 1996 to September 1, 1997, the Common Stock was quoted on the Nasdaq Stock Market under the symbol "OSIA". The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported by the New York Stock Exchange or the Nasdaq Stock Market, as applicable.

                          1997                                HIGH      LOW
                          ----                               ------    ------
1st Quarter..............................................    $10.04    $ 6.45
2nd Quarter..............................................     11.33      7.63
3rd Quarter..............................................     12.05     10.28
4th Quarter..............................................     17.53     11.50

                          1998                                HIGH      LOW
                          ----                               ------    ------
1st Quarter..............................................    $23.38    $13.88
2nd Quarter..............................................     28.00     19.44
3rd Quarter..............................................     27.94     18.06
4th Quarter..............................................     30.00     14.50

     On March 15, 1999, the last reported sales price of the Common Stock on the New York Stock Exchange was $30.0625 per share. As of March 15, 1999, there were 100 shareholders of record of the Common Stock.

     The Company's Senior Credit Facility prohibits the payment of cash dividends and other distributions until certain financial ratios are achieved.

     On May 19, 1998, the Company issued 2,494,790 shares of Common Stock, with an aggregate value of approximately $49.8 million, as merger consideration to the former stockholders of an acquired company. Pursuant to the merger agreement, the value of these shares was determined by the average of the per share closing prices of the Common Stock as reported by the New York Stock Exchange for each of the five days preceding the closing date. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) thereof. These shares were subsequently registered for resale under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below were derived from the audited consolidated financial statements of the Company for the five years ended December 31, 1998. The financial statements of the Company as of December 31, 1997 and 1998 and for the three years in the period ended December 31, 1998 together with the report of Deloitte & Touche LLP, independent auditors, are included elsewhere herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein.

                                                          YEAR ENDED DECEMBER 31,
                                 --------------------------------------------------------------------------
                                    1994           1995            1996            1997            1998
                                 -----------    -----------    ------------    ------------    ------------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
  DATA(1)(2):
  Net revenues(3)..............  $    52,077    $    64,813    $    173,116    $    471,004    $    705,911
  Operating Expenses:
    Direct advertising
      expenses.................       24,433         30,462          87,593         237,175         330,955
    General and administrative
      expenses.................        3,357          4,096          13,458          28,563          37,341
    Depreciation and
      amortization.............        9,165          9,970          22,555          75,327         123,093
  Gain on the Atlanta and
    Denver Dispositions........        4,325             --           7,344              --              --
  Operating income.............       19,447         20,285          56,854         129,939         214,522
  Foreign currency transaction
    (gain) loss................           --             --            (171)          2,093           4,278
  Interest expense-net.........       16,393         17,199          32,489          87,150         138,065
  Income (loss) before
    extraordinary item(4)......        1,333          2,768          14,336          22,211          41,142
  Net income (loss)............        1,333          2,768          (3,444)         15,438          41,142
  Net income (loss)
    attributable to common
    stockholders...............         (263)           307          (6,905)         15,438          41,142
  Basic net income (loss) per
    share......................           --             --            (.07)            .09             .22
  Diluted net income (loss) per
    share......................           --             --            (.06)(5)          .08            .20
  Shares used in basic per
    share computations.........   56,594,295     71,200,280     101,509,052     163,644,016     183,354,266
  Shares used in diluted per
    share computations.........   71,200,280     85,806,264     119,013,759     183,913,342     203,953,778

                                                          YEAR ENDED DECEMBER 31,
                                 --------------------------------------------------------------------------
                                    1994           1995            1996            1997            1998
                                 -----------    -----------    ------------    ------------    ------------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OTHER DATA:
  EBITDA(6)....................  $    24,287    $    30,255    $     72,065    $    205,266    $    337,615
  EBITDA margin(7).............         46.6%          46.7%           41.6%           43.6%           47.8%
  Net cash provided by
    operating activities.......  $    11,505    $    18,552    $     49,588    $     90,687    $    156,622
  Net cash used in investing
    activities.................      (27,556)        (6,301)       (754,058)     (1,293,751)       (507,707)
  Net cash provided by (used
    in) financing activities...       17,726        (14,170)        714,618       1,197,269         362,902
  Capital expenditures.........        4,924          7,070           9,046          30,189          38,215
  Number of advertising
    displays...................       11,900         12,700          61,600(8)       98,300(8)      112,500(8)
BALANCE SHEET DATA (AT END OF
  PERIOD):
  Working capital..............  $    15,022    $     8,221    $     36,142    $     61,229    $     37,798
  Total assets.................      151,260        138,213         933,455       2,229,157       2,756,826
  Total debt...................      155,204        142,269         606,409       1,444,150       1,807,232
  Redeemable preferred stock...        3,422          3,504              --              --              --
  Common stockholders' equity
    (deficiency)...............      (29,074)       (28,767)        288,179         695,471         770,926

---------------
(1) On July 1, 1998, the Company completed the acquisition of (i) substantially all of the assets of Vendor, S.A. de C.V., the outdoor advertising subsidiary of Televisa, S.A. de C.V., for approximately $216.0 million and
    (ii) substantially all of the outdoor advertising business conducted by MM Billboard, S.A. de C.V., an affiliated outdoor advertising company in northern Mexico, for approximately $21.9 million. The operations of these acquisitions (collectively, the "Vendor Acquisitions") include approximately 6,600 bulletin display faces in 44 metropolitan markets in Mexico. In addition, during 1998 the Company completed other acquisitions. Accordingly, operating results are not necessarily comparable on a year-to-year basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Consolidated Financial Statements.

(2) During 1996 and 1997, the Company completed certain acquisitions, including the Gannett Outdoor Acquisition (as defined herein) and the Denver Disposition (as defined herein) in 1996, and the 3M Media Acquisition (as defined herein) in 1997. In December 1994, the Company consummated the disposition of substantially all the operating assets of its business then operating in Atlanta (the "Atlanta Disposition"). Accordingly, operating results are not necessarily comparable on a year-to-year basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Consolidated Financial Statements.

(3) Net revenues are gross revenues minus agency commissions, plus lease, printing and other revenues.

(4) Deferred financing costs of $17.8 and $6.8 million associated with borrowings which were retired or redeemed were charged as an extraordinary loss during 1996 and 1997, respectively.

(5) Stock options are included because the Company had net income before the extraordinary loss.

(6) "EBITDA" is defined as operating income (loss) before depreciation and amortization expense and, in 1994 and 1996, before the gain on the Atlanta Disposition and Denver Disposition, respectively. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity, management understands that it is customarily used by certain investors as one measure to evaluate the financial performance of companies in the outdoor advertising industry.

(7) "EBITDA margin" is EBITDA stated as a percentage of net revenues.

(8) Does not include approximately 125,000 subway advertising display faces in New York City.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion of the consolidated results of operations of the Company for the three years ended December 31, 1998 and financial condition at December 31, 1998 should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes included elsewhere herein.

SOURCES OF REVENUE

     The Company derives substantially all of its revenues from sales of advertising on its out-of-home advertising displays. Revenues are a function of both the occupancy of the Company's out-of-home advertising display inventory (the amount of time that its display faces contain advertisements) and the rates that the Company charges for use of its display faces. Accordingly, the Company focuses its sales efforts on attaining an optimal "mix" of occupancy and rates in order to maximize revenues, and believes that there are opportunities for additional improvements to its occupancy and rate mix with respect to its entire inventory.

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

COMPONENTS OF EXPENSES

     Operating expenses are comprised of direct advertising expenses, general and administrative expenses and depreciation and amortization expense. Direct advertising expenses consist of rental payments to property owners for use of land on which advertising display faces are located, production expenses and selling expenses. Production expenses consist of salaries for operations personnel and real estate representatives, materials and supplies used in the preparation and display of advertising copy, annual permits, property taxes and other similar expenses. Selling expenses consist of salaries and commissions for salespeople, travel and entertainment relating to sales, sales administration and other similar expenses. The Company's general and administrative expenses consist of expenses related to accounting, administrative functions, insurance, bad debts and other similar expenses.

USE OF EBITDA

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

NET OPERATING LOSS CARRYFORWARDS

     The Company has U.S., Mexican and Canadian net operating loss carryforwards of approximately $39.0 million, $214.0 million and $3.0 million, respectively, as of December 31, 1998, which expire subsequent to the year 2005. Although realization is not assured, management believes, based on operating results in 1998 and its expectations for the future, that the taxable income of the Company will more likely than not be sufficient to utilize all of the net operating loss carryforwards prior to their ultimate expiration. However, there can be no assurances that the Company will generate taxable income in the future.

ACQUISITIONS

     Mexico Acquisitions. On July 1, 1998, the Company completed the acquisition of (i) substantially all of the assets of Vendor, S.A. de C.V., the outdoor advertising subsidiary of Televisa, S.A. de C.V., for approximately $216.0 million and (ii) substantially all of the outdoor advertising business conducted by MM Billboard, S.A. de C.V., an affiliated outdoor advertising company in northern Mexico, for approximately $21.9 million. The operations of the Vendor Acquisitions include approximately 6,600 bulletin display faces in 44 metropolitan markets in Mexico. The Company financed the purchase price of the Vendor Acquisitions, plus approximately $4.1 million of other costs associated with the Vendor Acquisitions, with borrowings under the Company's Senior Credit Facility.

     The Company also completed other acquisitions of outdoor advertising companies in northern Mexico in October 1998.

     3M Media Acquisition. On August 15, 1997, the Company acquired the outdoor advertising operations of Minnesota Mining and Manufacturing Company ("3M") through the purchase of the capital stock of National Advertising Company, a subsidiary of 3M ("3M Media"), for approximately $1.0 billion in cash (the "3M Media Acquisition"). The 3M Media operations included approximately 29,900 advertising display faces consisting of approximately 20,800 bulletins, 2,400 posters and 6,700 mall advertising display faces in 56 metropolitan markets and non-metropolitan locations in the United States (net of assets disposed of as described below).

     The Company financed the purchase price of the 3M Media Acquisition and the fees and expenses associated with the acquisition and the acquisition financing through (i) proceeds from the offering of 45,562,500 shares of common stock (the "1997 Common Stock Offering") to the public, completed on May 28, 1997, (ii) proceeds of an offering of $500 million aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2007 completed on June 23, 1997 (the "1997 Notes Offering"), and (iii) borrowings under the Company's Senior Credit Facility which was amended to provide for a revolving credit facility and term loans of up to approximately $900 million.

     In connection and simultaneously with the 3M Media Acquisition, the Company sold to Lamar Advertising Company and another outdoor advertising company certain outdoor advertising assets the Company acquired from 3M. The assets sold consisted of approximately 1,800 advertising displays in Atlanta, Denver, Detroit, Grand Rapids, Houston, New Orleans, Kansas City, Louisville, Phoenix and Sacramento. The selling price for such assets was approximately $116 million in cash. There was no gain or loss recognized on this sale.

     Gannett Outdoor Acquisition. On August 22, 1996, the Company purchased substantially all of the assets of Gannett Outdoor (the "Gannett Outdoor Acquisition"), including the stock of certain indirect subsidiaries of Gannett Co., Inc. ("Gannett")related to the outdoor division, for approximately $712.5 million in cash. The Company acquired from Gannett a total of approximately 40,000 advertising display faces consisting of 4,100 bulletins, 20,400 posters and 15,500 transit advertising displays (the Company also acquired approximately 125,000 subway advertising display faces in New York City) in 15 metropolitan markets in the United States and seven metropolitan markets in Canada.

     The Company financed the Gannett Outdoor Acquisition through (i) borrowings under its Senior Credit Facility, (ii) a Subordinated Credit Facility ("Bridge Loan") and (iii) the proceeds from the offering of 43,486,875 shares of Common Stock to the public, completed on August 22, 1996, for which it received proceeds of approximately $283.1 million net of underwriting discounts and commissions and offering expenses of approximately $13.1 million. In October 1996, the Company sold $250.0 million of 9 3/8% Senior Subordinated Notes due 2006. The proceeds from this offering were used to repay all borrowings under the Bridge Loan and to partially repay amounts outstanding under the Senior Credit Facility (as defined herein) (see Note 5 to the Consolidated Financial Statements).

RESULTS OF OPERATIONS

     Operating results for the twelve months ended December 31, 1997 include, from their respective acquisition dates, the operations of the 3M Media Acquisition completed August 15, 1997 and the several other acquisitions completed during 1997 (see Note 2 to the Consolidated Financial Statements) (collectively, the "1997 Acquisitions"). Operating results for the twelve months ended December 31, 1998 include the operations, from their respective acquisition dates, of the Vendor Acquisitions completed July 1, 1998, and the several other acquisitions completed during 1998 (collectively, the "1998 Acquisitions") (see Note 2 to the Consolidated Financial Statements).

  COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1998

     Gross revenues increased by 49.2% from $527.5 million in 1997 to $786.9 million in 1998. Gross revenues increased approximately 11.0% during 1998 compared to 1997 for markets where the Company operated both in 1997 and 1998. The balance of the increased revenues were a result of the inclusion of the 1997 Acquisitions for a full twelve months in 1998 and the 1998 Acquisitions since their respective dates of completion.

     Agency commissions were 13.6% of gross revenues in 1997 compared to 12.6% in 1998. Agency commissions were lower in 1998 primarily as a result of slightly lower proportion of revenues generated through advertising agencies.

     Net revenues increased by 49.9% from $471.0 million in 1997 to $705.9 million in 1998, primarily as a result of the increase in gross revenues combined with an increase of lease, printing and other income from $15.3 million in 1997 to $18.4 million in 1998. Other income increased primarily due to the inclusion in 1998 of a full twelve months of license fee revenue from perpetual easements acquired in 1997.

     Direct advertising expenses increased from $237.2 million in 1997 to $331.0 million in 1998. This was primarily a result of including in 1998 a full twelve months expense for the 1997 Acquisitions and the 1998 Acquisitions. As a percentage of net revenues, direct advertising expenses decreased from 50.4% in 1997 to 46.9% in 1998 because of efficiencies realized from economies of scale.

     General and administrative expenses increased from $28.6 million in 1997 to $37.3 million in 1998. This was primarily a result of including in 1998 a full twelve months expense for the 1997 Acquisitions and expense for the 1998 Acquisitions since their respective dates of completion. As a percentage of net revenues, general and administrative expenses decreased from 6.1% in 1997 to 5.3% in 1998 because of efficiencies realized from economies of scale.

     As a result of the above factors, EBITDA increased by 64.5% from $205.3 million in 1997 to $337.6 million in 1998.

     Depreciation and amortization expenses increased from $75.3 million in 1997 to $123.1 million in 1998, primarily due to the net increase in depreciation and amortization from the 1997 Acquisitions and the 1998 Acquisitions which was offset in part by certain assets becoming fully depreciated during 1998. As a percentage of net revenues, depreciation and amortization expense increased from 16.0% in 1997 to 17.4% in 1998.

     Net interest expense increased from $87.2 million in 1997 to $138.1 million in 1998, as a result of interest expense related to obligations incurred in connection with the 1997 Acquisitions and the 1998 Acquisitions. As a percentage of net revenues, net interest expense increased from 18.5% in 1997 to 19.6% in 1998, primarily due to the increase in net revenues.

     Income before taxes and extraordinary item was approximately $40.7 million in 1997 and $72.2 million in 1998.

     The Company recorded an income tax provision of $18.5 million in 1997 and $31.0 million in 1998. The decrease in the reported effective income tax rate for 1998 is due primarily to the lower statutory tax rate and the tax effect of currency losses in Mexico.

     The Company reported an extraordinary loss of $6.8 million, net of $4.5 million tax benefit, in 1997. This extraordinary loss resulted primarily from the write-off of one time bridge loan commitment costs in connection with certain of the 1997 Acquisitions.

  COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1997

     Gross revenues increased by 171.7% from $194.2 million in 1996 to $527.5 million in 1997. Gross revenues increased approximately 9.8% during 1997 compared to 1996 for markets where the Company operated both in 1997 and 1996. The balance of the increased revenues were a result of the 1997 Acquisitions (see Note 2 to the Consolidated Financial Statements).

     Agency commissions were 13.6% of gross revenues in 1997 compared to 14.0% in 1996. Agency commissions were lower in 1997 primarily as a result of slightly lower proportion of revenues generated through advertising agencies.

     Net revenues increased by 172.1% from $173.1 million in 1996 to $471.0 million in 1997, primarily as a result of the increase in gross revenues combined with an increase of lease, printing and other income from $6.1 million in 1996 to $15.3 million in 1997. Lease, printing and other income increased primarily due to the inclusion of license fee revenue from perpetual easements acquired in 1997 and the inclusion in 1997 of a full twelve months of revenues from a printing operation acquired in connection with the Gannett Outdoor Acquisition.

     Direct advertising expenses increased from $87.6 million in 1996 to $237.2 million in 1997. This was primarily a result of the 1997 Acquisitions. As a percentage of net revenues, direct advertising expenses decreased to 50.4% in 1997 from 50.6% in 1996 as a result of efficiencies realized from economies of scale from the 1997 Acquisitions.

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

     Depreciation and amortization expenses increased from $22.6 million in 1996 to $75.3 million in 1997, primarily due to the net increase in depreciation and amortization from the 1997 Acquisitions which was offset in part by certain assets becoming fully depreciated during 1997. As a percentage of net revenues, depreciation and amortization expense increased from 13.0% in 1996 to 16.0% in 1997.

     Net Interest expense increased from $32.5 million in 1996 to $87.2 million in 1997, as a result of interest expense related to obligations incurred in connection with the 1997 Acquisitions. As a percentage of net revenues, net interest expense decreased from 18.8% in 1996 to 18.5% in 1997, primarily due to the increase in net revenues.

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

     The Company reported an extraordinary loss of $17.8 million, net of $9.8 million tax benefit, in 1996 and $6.8 million, net of $4.5 million tax benefit in 1997. Both of these extraordinary losses resulted primarily from one time bridge loan commitment costs in connection with certain of the 1997 Acquisitions and from a premium associated with the early redemption of its 10 3/4% Senior Notes due 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $61.2 million at December 31, 1997 and $37.8 million at December 31, 1998. The decrease in working capital resulted primarily from the increased current portion of long term debt offset by working capital acquired in the 1998 Acquisitions.

     Net cash provided by operating activities increased by $65.9 million from $90.7 million during 1997 to $156.6 million during 1998, primarily due to increased net income resulting from the 1997 and 1998 Acquisitions and the effect of a larger depreciation and amortization expense as a component of net income, which were partially offset by changes in working capital accounts. Net cash used in investing activities decreased from $1,293.8 million in 1997 to $507.7 million in 1998, primarily due to the larger investment in the 1997 Acquisitions as compared to the 1998 Acquisitions. Net cash provided by financing activities decreased from $1,197.3 million in 1997 to $362.9 million in 1998, primarily because of proceeds received from the 1997 Common Stock Offering, the 1997 Notes Offering and borrowings under the Senior Credit Facility, all used to finance the 1997 Acquisitions.

     The Company made approximately $38.2 million of capital expenditures, other than through acquisitions during 1998, an increase from approximately $30.2 million during 1997. Currently, the Company has no material commitments for capital expenditures, although it anticipates ongoing capital expenditures in the ordinary course of business, other than for acquisitions, will be approximately $38.0 million to $40.0 million in each of the next two years.

     The Company financed the purchase price of the 1998 Acquisitions and the fees and expenses associated with the 1998 Acquisitions through (i) borrowings under the Company's Senior Credit Facility and (ii) the issuance of 2,494,790 shares of stock in one of the 1998 Acquisitions.

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

YEAR 2000 COMPLIANCE

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company has identified all significant internal information technology systems ("IT Systems") that will require modification to ensure Year 2000 compliance ("Year 2000 Compliance"). Internal and external resources are being used to make the required modifications and test Year 2000 Compliance for these IT Systems as well as non-IT Systems (i.e., telephone, security, etc.) (collectively "Business Systems"). Although the Company can provide no assurances, the incremental cost to make the Business Systems year 2000 compliant is estimated to be no more than approximately $600,000 of which approximately $200,000 has been spent to date. The Company plans on completing all upgrades by the end of the second quarter of 1999. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

     In addition, the Company has communicated with others with whom it does significant business, primarily banks and suppliers of electricity, to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company relies will be timely converted, or that a failure to convert by another company would not have a material adverse effect on the Company.

     Based on the results of its review of the Year 2000 issues to date, the Company does not believe that a contingency plan to handle Year 2000 problems is necessary at this time and has not developed such a plan. The Company will, however, continue to monitor the Year 2000 compliance program and evaluate the need for a contingency plan to handle the most reasonably likely worst case Year 2000 scenario; which might be disruptions in service from suppliers in a few isolated places in North America.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") during 1998. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 1999, and requires all derivative contracts to be carried on the balance sheet at their fair values. The Company is currently evaluating what impact SFAS No. 133 will have on its financial statements.

     The American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities during 1998 ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact SOP 98-5 will have on its financial statements.

INFLATION

     Because a significant portion of the Company's costs are fixed, the Company does not believe that inflation in the U.S. and Canada has had or will have a material adverse effect on its operations. However, there can be no assurance that a high rate of inflation in the future will not have an adverse effect on the Company's operations in the U.S. and Canada.

     The rate of inflation in Mexico is higher than in the U.S. and Canada. While the Mexican economy is experiencing a lower rate of inflation than it has experienced historically, there can be no assurance that a higher rate of inflation in the future will not have an adverse effect on the Company's operations in Mexico.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk:

     The Company carries some floating rate debt and thus is exposed to the impact of interest rate changes. The Company mitigates this exposure through the use of an interest rate protection agreement which allows it to manage its mix of variable rate and fixed rate debt. The Company does not enter into derivative arrangements for trading purposes.

     The information below summarizes the Company's market risk associated with debt obligations and other significant financial instruments as of December 31, 1998. The information presented below should be read in conjunction with Note 5 of the Notes to Consolidated Financial Statements.

     At December 31, 1998, the Company's indebtedness under its Senior Credit Facility, representing approximately 58.4% of the Company's long-term debt, bears interest at variable rates. Accordingly, the Company's net income and after tax cash flow are affected by changes in interest rates. The Company is required under its Senior Credit Facility to maintain an interest rate protection agreement to mitigate the exposure to the impact of interest rate changes. As of December 31, 1998, the Company had interest rate collar agreements which provide for a maximum base interest rate of 8.5% and a minimum base interest rate of 4.95% on a portion of its debt ("Notional Debt"). If the actual base interest rate exceeds the maximum, the Company receives a payment equal to the amount of actual interest in excess of the maximum times the Notional Debt and, conversely, makes a payment if the actual base interest rate falls below the minimum.

     Assuming the 1998 average level of borrowings under its Senior Credit Facility at the 1998 average variable interest rate of 7.2% and assuming a two percentage point decrease in the 1998 average variable interest rate under these borrowings, it is estimated that the Company's 1998 interest expense would have decreased by approximately $16.0 million resulting in an increase in the Company's 1998 net income and after tax cash flow of approximately $9.6 million. However, a two percentage point increase in the 7.2% average variable interest rate to 9.2%, would have resulted in an increase in the Company's 1998 interest expense of approximately $17.5 million resulting in a decrease in the Company's 1998 net income and after tax cash flow of approximately $10.5 million.

     In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

     Fluctuations in interest rates may also adversely affect the fair market value of the Company's fixed rate borrowings. The fair market value of debt with a fixed interest rate will increase as interest rates fall and the fair market value will decrease as interest rates rise. The Company's fixed rate borrowings consist of $750 million aggregate amount of senior notes, of which $500 million bear interest at 8 7/8% per annum and $250 million bear interest at 9 3/8% per annum.

Foreign Currency Risk:

     The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Canada and Mexico. It is estimated that the result of a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies at December 31, 1998 would change the Company's 1998 net income and after tax cash flow by approximately $5.6 million. The Company's analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in either the U.S. or the foreign countries or on the results of operation of these foreign entities.

     Although the Company continues to evaluate derivative financial instruments, including forwards, swaps and purchased options, to manage foreign currency exchange rate changes, the Company does not currently hold derivatives for managing these risks or for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Independent Auditors' Report................................   22

Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................   23

Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1997 and 1998..........................   24

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1996, 1997 and 1998..............   25

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1997 and 1998..........................   26

Notes to Consolidated Financial Statements..................   27

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Outdoor Systems, Inc.
Phoenix, Arizona

     We have audited the accompanying consolidated balance sheets of Outdoor Systems, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Outdoor Systems, Inc. and subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 2, 1999

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1998
                                                              ----------    ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    5,897    $   16,554
  Accounts receivable -- less allowance for doubtful
     accounts of $13,850 and $20,311........................     119,745       136,817
  Prepaid land leases.......................................      28,659        23,467
  Other current assets, including amounts due from related
     parties of $298 and $625...............................      16,686        14,544
  Value added taxes receivable..............................          --        33,876
  Deferred income taxes.....................................       5,914        12,546
                                                              ----------    ----------
          Total current assets..............................     176,901       237,804
PROPERTY AND EQUIPMENT -- Net...............................   1,598,011     1,876,065
OTHER ASSETS................................................      13,565        15,881
DEFERRED FINANCING COSTS -- Net.............................      40,520        35,070
GOODWILL AND OTHER INTANGIBLES -- Net.......................     400,160       592,006
                                                              ----------    ----------
TOTAL.......................................................  $2,229,157    $2,756,826
                                                              ==========    ==========
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   11,454    $   12,855
  Accrued interest..........................................       8,940         8,696
  Accrued expenses and other liabilities....................      44,678        48,208
  Current maturities of long-term debt......................      50,600       130,247
                                                              ----------    ----------
          Total current liabilities.........................     115,672       200,006
LONG-TERM DEBT..............................................   1,393,550     1,676,985
OTHER LONG-TERM OBLIGATIONS.................................       4,327         9,688
DEFERRED INCOME TAXES.......................................      20,137        99,221
                                                              ----------    ----------
          Total liabilities.................................   1,533,686     1,985,900
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES (Notes 5, 10 and 12)
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value -- authorized 12,000,000
     shares; no shares issued and outstanding
  Common stock, $.01 par value -- authorized, 600,000,000
     shares; issued and outstanding, 181,685,051 and
     184,369,963 shares.....................................       1,817         1,844
  Additional paid-in capital................................     709,124       762,775
  (Accumulated deficit) retained earnings...................      (9,837)       31,305
  Treasury stock at cost -- 38,729,996 and 36,235,206
     shares.................................................      (4,053)       (3,794)
  Accumulated other comprehensive loss......................      (1,580)      (21,204)
                                                              ----------    ----------
          Total common stockholders' equity.................     695,471       770,926
                                                              ----------    ----------
TOTAL.......................................................  $2,229,157    $2,756,826
                                                              ==========    ==========

                See notes to consolidated financial statements.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1996          1997          1998
                                                          -----------   -----------   -----------
REVENUES:
  Outdoor advertising...................................  $   194,183   $   527,547   $   786,926
  Less agency commissions...............................       27,136        71,798        99,397
                                                          -----------   -----------   -----------
          Total.........................................      167,047       455,749       687,529
  Lease, printing and other revenues....................        6,069        15,255        18,382
                                                          -----------   -----------   -----------
          Net revenues..................................      173,116       471,004       705,911
                                                          -----------   -----------   -----------
OPERATING EXPENSES:
  Direct advertising -- including $139, $139 and $131 to
     related parties....................................       87,593       237,175       330,955
  General and administrative -- including $450, $450 and
     $450 to related parties............................       13,458        28,563        37,341
  Depreciation and amortization.........................       22,555        75,327       123,093
                                                          -----------   -----------   -----------
          Total operating expenses......................      123,606       341,065       491,389
                                                          -----------   -----------   -----------
GAIN ON DENVER DISPOSITION..............................        7,344            --            --
                                                          -----------   -----------   -----------
OPERATING INCOME........................................       56,854       129,939       214,522
OTHER:
  Foreign currency transaction (gain) loss..............         (171)        2,093         4,278
  Interest expense -- net...............................       32,489        87,150       138,065
                                                          -----------   -----------   -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS.......       24,536        40,696        72,179
INCOME TAXES............................................       10,200        18,485        31,037
                                                          -----------   -----------   -----------
INCOME BEFORE EXTRAORDINARY LOSS........................       14,336        22,211        41,142
EXTRAORDINARY LOSS......................................      (17,780)       (6,773)           --
                                                          -----------   -----------   -----------
NET (LOSS) INCOME.......................................       (3,444)       15,438        41,142
LESS STOCK DIVIDENDS, ACCRETIONS AND DISCOUNT ON
  REDEMPTIONS...........................................        3,461            --            --
                                                          -----------   -----------   -----------
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS...  $    (6,905)  $    15,438   $    41,142
                                                          ===========   ===========   ===========
BASIC AND DILUTED (LOSS) INCOME PER SHARE (Note 1):
Basic:
  Income before extraordinary loss......................  $       .11   $       .13   $       .22
  Extraordinary loss....................................         (.18)         (.04)           --
                                                          -----------   -----------   -----------
  Net (loss) income.....................................  $      (.07)  $       .09   $       .22
                                                          ===========   ===========   ===========
  Weighted average number of shares outstanding.........  101,509,052   163,644,016   183,354,266
                                                          ===========   ===========   ===========
Diluted:
  Income before extraordinary loss......................  $       .09   $       .12   $       .20
  Extraordinary loss....................................         (.15)         (.04)           --
                                                          -----------   -----------   -----------
  Net (loss) income.....................................  $      (.06)  $       .08   $       .20
                                                          ===========   ===========   ===========
  Weighted average number of shares outstanding.........  119,013,759   183,913,342   203,953,778
                                                          ===========   ===========   ===========

                See notes to consolidated financial statements.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1996           1997           1998
                                                              -----------    -----------    -----------
COMMON STOCK OUTSTANDING: Shares:
  Balance, beginning of year................................   71,200,700    135,525,255    181,685,051
  Stock options exercised...................................      506,250        597,296        190,122
  Initial public offering...................................   20,331,430             --             --
  Secondary offering........................................   43,486,875     45,562,500             --
  Issuance of shares in acquisition.........................           --             --      2,494,790
                                                              -----------    -----------    -----------
  Balance, end of year......................................  135,525,255    181,685,051    184,369,963
                                                              -----------    -----------    -----------
PREFERRED STOCK: Amount:
  Balance, beginning of year................................  $    13,649    $        --    $        --
  Accretion.................................................        2,720             --             --
  Redeemed..................................................      (16,369)            --             --
                                                              -----------    -----------    -----------
  Balance, end of year......................................  $        --    $        --    $        --
                                                              ===========    ===========    ===========
COMMON STOCK OUTSTANDING: Amount:
  Balance, beginning of year................................  $       712    $     1,355    $     1,817
  Stock options exercised...................................            5              6              2
  Initial public offering...................................          203             --             --
  Secondary offering........................................          435            456             --
  Issuance of shares in acquisition.........................           --             --             25
                                                              -----------    -----------    -----------
  Balance, end of year......................................  $     1,355    $     1,817    $     1,844
                                                              -----------    -----------    -----------
ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of year................................  $      (974)   $   316,035    $   709,124
  Stock options exercised...................................          119            152            398
  Tax benefit from stock options exercised..................           --          1,979             --
  Initial public offering...................................       36,474             --             --
  Secondary offering........................................      282,896        390,958             --
  Issuance of shares in acquisition.........................                                     53,253
  Common/preferred stock accretion..........................       (2,480)            --             --
                                                              -----------    -----------    -----------
  Balance, end of year......................................  $   316,035    $   709,124    $   762,775
                                                              -----------    -----------    -----------
(ACCUMULATED DEFICIT) RETAINED EARNINGS:
  Balance, beginning of year................................  $   (24,718)   $   (25,275)   $    (9,837)
  Common/preferred stock accretion..........................         (688)            --             --
  Cash dividends............................................         (293)            --             --
  Cancellation of put option on common stock................        3,868             --             --
  Net (loss) income.........................................       (3,444)        15,438         41,142
                                                              -----------    -----------    -----------
  Balance, end of year......................................  $   (25,275)   $    (9,837)   $    31,305
                                                              -----------    -----------    -----------
COMMON STOCK IN TREASURY: Amount:
  Balance, beginning of year................................  $    (4,053)   $    (4,053)   $    (4,053)
  Issuance of shares in acquisition.........................           --             --            259
                                                              -----------    -----------    -----------
  Balance, end of year......................................  $    (4,053)   $    (4,053)   $    (3,794)
                                                              -----------    -----------    -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance, beginning of year................................  $        --    $       117    $    (1,580)
  Unrealized foreign currency translation gain (loss).......          117         (1,697)       (19,624)
                                                              -----------    -----------    -----------
  Balance, end of year......................................  $       117    $    (1,580)   $   (21,204)
                                                              -----------    -----------    -----------
TOTAL COMMON STOCKHOLDERS' EQUITY...........................  $   288,179    $   695,471    $   770,926
                                                              ===========    ===========    ===========
COMPREHENSIVE (LOSS) INCOME:
  Net (loss) income.........................................  $    (3,444)   $    15,438    $    41,142
  Unrealized foreign currency translation gain (loss) (Note
    1)......................................................          117         (1,697)       (19,624)
                                                              -----------    -----------    -----------
  Comprehensive (loss) income...............................  $    (3,327)   $    13,741    $    21,518
                                                              ===========    ===========    ===========

                See notes to consolidated financial statements.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                1996          1997           1998
                                                              ---------    -----------    -----------
OPERATING ACTIVITIES:
  Net (loss) income.........................................  $  (3,444)   $    15,438    $    41,142
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Extraordinary loss......................................     17,780          6,773             --
    Gain on disposals.......................................     (7,344)            --             --
    (Gain) loss on foreign currency transaction
     adjustment.............................................       (171)         2,093          4,278
    Deferred taxes..........................................      9,910         13,534         21,238
    Deferred financing fees.................................      1,389          5,469          7,050
    Depreciation and amortization...........................     22,555         75,327        123,093
    Provision for allowance for doubtful accounts...........      2,492          4,129          6,530
    Other...................................................      3,664            727            931
  Changes in net assets and liabilities -- net of effects
    from acquisitions and disposals:
    Accounts receivable.....................................       (767)       (47,042)       (23,573)
    Prepaid expenses and other current assets...............         74            694          7,372
    Accrued interest........................................      2,216          1,899           (221)
    Accounts payable and other liabilities..................      1,234         11,646        (31,218)
                                                              ---------    -----------    -----------
        Net cash provided by operating activities...........     49,588         90,687        156,622
                                                              ---------    -----------    -----------
INVESTING ACTIVITIES:
  Vendor Acquisitions.......................................         --             --       (244,948)
  Acquisition of 3M Media...................................         --       (894,299)            --
  Acquisition of Gannett Outdoor, net of cash overdraft
    acquired................................................   (712,545)            --             --
  Capital expenditures......................................     (9,046)       (30,189)       (38,215)
  Other acquisitions........................................    (13,991)      (337,715)      (222,771)
  Net proceeds from disposals...............................      3,049             --             --
  Acquisition of perpetual land easements...................    (21,525)       (31,548)        (1,773)
                                                              ---------    -----------    -----------
        Net cash used in investing activities...............   (754,058)    (1,293,751)      (507,707)
                                                              ---------    -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................    846,853      1,538,135        490,718
  Tender for 10 3/4% Senior Notes...........................   (128,205)            --             --
  Principal payments on debt................................   (269,893)      (699,311)      (126,329)
  Increase in deferred financing fees.......................    (37,483)       (33,127)        (1,600)
  Cash dividends paid on preferred stock....................       (293)            --             --
  Redemption of preferred and exchangeable preferred
    stock...................................................    (16,369)            --             --
  Issuance of common stock..................................    320,132        391,572            400
  Other.....................................................       (124)                         (287)
                                                              ---------    -----------    -----------
        Net cash provided by (used in) financing
        activities..........................................    714,618      1,197,269        362,902
                                                              ---------    -----------    -----------
  Effect of exchange rate changes on cash...................         --           (195)        (1,160)
                                                              ---------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     10,148         (5,990)        10,657
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............      1,739         11,887          5,897
                                                              ---------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  11,887    $     5,897    $    16,554
                                                              =========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Interest................................................  $  27,519    $    82,974    $   131,347
                                                              =========    ===========    ===========
    Income taxes............................................  $     275    $     6,853    $     4,893
                                                              =========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  In conjunction with the large acquisitions (Gannett
    Outdoor (1996), 3M Media and Van Wagner (1997), Vendor
    Acquisitions (1998)), liabilities were assumed as
    follows:
    Fair value of assets acquired...........................  $ 728,848    $ 1,105,981    $   270,905
    Cash paid...............................................    707,980      1,081,520        241,995
                                                              ---------    -----------    -----------
  Liabilities assumed and incurred and issuance of notes
    payable.................................................  $  20,868    $    24,461    $    28,910
                                                              =========    ===========    ===========
  Issuance of 2,494,790 shares of stock for fair value of
    assets acquired.........................................  $      --    $        --    $    53,500
                                                              =========    ===========    ===========
  Additional obligation on CSX transaction..................  $   2,198    $       523    $       523
                                                              =========    ===========    ===========
  Write-off of deferred financing costs.....................  $   3,130    $        --    $        --
                                                              =========    ===========    ===========
  Note receivable on Denver Disposition.....................  $   6,440    $        --    $        --
                                                              =========    ===========    ===========

                See notes to consolidated financial statements.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization -- Outdoor Systems, Inc. was incorporated on February 22, 1980, and is engaged principally in the rental of advertising space on outdoor advertising structures in 90 metropolitan markets in the United States, 13 metropolitan markets in Canada and 44 metropolitan markets in Mexico.

     Principles of consolidation -- The consolidated financial statements include the accounts of Outdoor Systems, Inc. and its subsidiaries (collectively, the "Company"), including its Canadian subsidiary Mediacom, Inc. ("Mediacom") and its Mexican subsidiary, Outdoor Systems Mexico, Inc. ("OSM"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Significant accounting policies are as follows:

     a. Cash and cash equivalents -- The Company considers all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents.

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

     d. Goodwill represents the excess purchase price over net assets acquired and is amortized over 30 years. Amortization expense was $713,000, $6,128,269 and $16,318,906 in 1996, 1997 and 1998, respectively.

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

     g. Impairment of long-lived assets -- The Company reviews the carrying values of its long-lived assets, identifiable intangibles and goodwill for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable.

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

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

     i. Stock-based compensation -- As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), the Company uses the intrinsic value based method prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans because the exercise price has been equal to market price at date of grant. A summary of the pro forma effects on reported income from continuing operations and earnings per share for 1996, 1997 and 1998, as if the fair value based method of accounting defined in SFAS No. 123 had been applied is included in Note 9 to these consolidated financial statements.

     j. New accounting pronouncements -- The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") which is effective for all fiscal quarters beginning after June 15, 1999, and requires all derivative contracts to be carried on the balance sheet at their fair values. The Company is currently evaluating what impact SFAS No. 133 will have on its financial statements.

     The American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities during 1998 ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact SOP 98-5 will have on its financial statements.

     k. Stock splits -- Since going public in April of 1996, the Company has effected five three-for-two stock splits of the Common Stock. The consolidated financial statements and the notes thereto have been adjusted to reflect these stock splits on a retroactive basis for all periods presented.

     l. Foreign currency translation -- In accordance with the principles of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation ("SFAS No. 52"), the Company is using the local currency as the functional currency of its Canadian operating subsidiaries. The Company acquired most of its Mexican operations effective July 1, 1998, and determined that, as of such date, and as of January 1, 1999, the Mexican economy was not "highly inflationary." Therefore, in accordance with SFAS No. 52, the Company is using the Mexican peso as the functional currency of its Mexican operating subsidiary. Accordingly, assets and liabilities held outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated from the functional currency into U.S. dollars at the weighted average exchange rate prevailing during the period. Translation gains and losses are included in other comprehensive income in the stockholders' equity. Gains and losses resulting from foreign currency transactions are reflected currently in the consolidated statements of operations.

     m. Reclassifications -- Certain reclassifications were made to the 1996 and 1997 financial statements to conform with the 1998 presentation.

2. OFFERINGS AND ACQUISITIONS

COMPLETION OF INITIAL PUBLIC OFFERING

     On April 24, 1996, the Company completed its Initial Public Offering ("IPO") by selling 20,331,430 shares of its common stock. The Company received proceeds of approximately $36,677,000 net of underwriting discounts and commissions and offering expenses of approximately $3,517,000.

GANNETT OUTDOOR ACQUISITION

     On August 22, 1996, the Company purchased substantially all of the billboard and transit advertising operations of the Outdoor Advertising Division of Gannett Co., Inc. (the "Gannett Outdoor Acquisition"), for

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES
approximately $712,545,000 ($707,980,000 before cash overdraft acquired of $4,565,000). The Company also acquired an option to acquire the Gannett Outdoor operations in Houston, which option was exercised on November 14, 1996 for $12,174,000.

     The Company financed the Gannett Outdoor Acquisition through borrowings under its Senior Credit Facility, a Subordinated Credit Facility ("Bridge Loan") and the offering of 43,486,875 shares of common stock, for which it received proceeds of approximately $283,135,000 net of underwriting discounts and commissions and offering expenses of approximately $13,133,000. In October 1996, the Company sold (the "1996 Notes Offering") $250,000,000 of 9 3/8% Senior Subordinated Notes due 2006 (the "1996 Notes"). The proceeds from the 1996 Notes Offering were used to repay all borrowings under the Bridge Loan and to partially repay amounts outstanding under the Senior Credit Facility (see Note
5).

     The Gannett Outdoor Acquisition was accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. The Gannett Outdoor Acquisition resulted in goodwill of $60 million which represents the excess of the purchase price over the fair value of the assets which is amortized on a straight-line basis over 30 years.

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

UNAUDITED PRO FORMA INFORMATION

     The following table summarizes unaudited pro forma operating results for the Company for the year ended December 31, 1996, assuming that the Gannett Outdoor Acquisition and other 1996 acquisitions and the Denver Disposition had occurred at the beginning of the applicable year and after giving effect to financing costs and purchase accounting adjustments.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                                                                   1996
                                                              --------------
                                                              (IN THOUSANDS,
                                                                EXCEPT PER
                                                               SHARE DATA)
Consolidated net revenues...................................     $335,826
                                                                 ========
Income before extraordinary loss............................     $ 14,173
                                                                 ========
Net income..................................................     $ 13,329
                                                                 ========
Income attributable to common stockholders..................     $  9,868
                                                                 ========
Basic net income per share..................................     $    .10
                                                                 ========
Diluted net income per share................................     $    .08
                                                                 ========

     The unaudited consolidated pro forma financial information does not purport to represent the results of operations of the Company that actually would have resulted had the acquisitions occurred as of the applicable year, nor should it be taken as indicative of the future results of the operations of the Company.

1997 ACQUISITIONS

     During 1997, the Company acquired outdoor advertising assets through approximately 25 acquisitions throughout the United States and Canada for a total purchase price of approximately $1.3 billion (the "1997 Acquisitions").

     The 1997 Acquisitions were accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. The acquisitions resulted in goodwill of $346.5 million which represents the excess of the purchase price over the fair value of the assets which is amortized on a straight-line basis over 30 years.

     Included in the 1997 Acquisitions is the August 15, 1997 acquisition of the outdoor advertising operations of Minnesota Mining and Manufacturing Company ("3M") through the purchase of the capital stock of National Advertising Company, a subsidiary of 3M ("3M Media"), for approximately $1.0 billion in cash (the "3M Media Acquisition").

     The Company financed the purchase price of the 3M Media Acquisition and the fees and expenses associated with the acquisition and the acquisition financing through (i) proceeds from the offering of 45,562,500 shares of common stock to the public, completed on May 28, 1997, (ii) proceeds of an offering of $500 million aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2007 (the "1997 Notes") completed on June 23, 1997 (the "1997 Notes Offering"), and
(iii) borrowings under the Company's Senior Credit Facility which was amended to provide for a revolving credit facility and term loans of up to approximately $900 million.

     In connection and simultaneously with the 3M Media Acquisition, the Company sold to Lamar Advertising Company and another outdoor advertising company certain outdoor advertising assets the Company acquired from 3M. The assets sold consisted of approximately 1,800 advertising displays in Atlanta, Denver, Detroit, Grand Rapids, Houston, New Orleans, Kansas City, Louisville, Phoenix and Sacramento. The selling price for such assets was approximately $116 million in cash, there was no gain or loss recognized on the sale.

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

                                                                1996         1997
                                                              ---------    ---------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Consolidated net revenues...................................  $591,583     $605,894
                                                              ========     ========
Income before extraordinary loss............................  $ 12,308     $ 23,805
                                                              ========     ========
Net (loss) income...........................................  $ (5,472)    $ 23,805
                                                              ========     ========
(Loss) income attributable to common stockholders...........  $ (8,933)    $ 23,805
                                                              ========     ========
Basic net (loss) income per share...........................  $   (.09)    $    .15
                                                              ========     ========
Diluted net (loss) income per share.........................  $   (.08)    $    .13
                                                              ========     ========

     The pro forma amounts above include adjustments for the 1997 Acquisitions only and do not include pro forma adjustments for the Gannett Outdoor Acquisition which was completed on August 22, 1996 and the other 1996 acquisitions. The unaudited consolidated pro forma financial information does not purport to represent the results of operations of the Company that actually would have resulted had the acquisitions occurred as of the applicable year, nor should it be taken as indicative of the future results of the operations of the Company.

1998 ACQUISITIONS

     During 1998, the Company acquired outdoor advertising assets through approximately 14 acquisitions throughout the United States, Canada and Mexico for a total purchase price of approximately $468 million (the "1998 Acquisitions").

     The 1998 Acquisitions were accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements subsequent to the date of acquisition. The 1998 Acquisitions resulted in goodwill of approximately $137 million which represents the excess of the purchase price over the fair value of the assets which is amortized on a straight-line basis over 30 years. The Company is continuing its evaluation of the fair value of the 1998 Acquisitions and further adjustments to the purchase price may be made.

     Included in the 1998 Acquisitions is the July 1, 1998 acquisition of (i) substantially all of the assets of Vendor, S.A. de C.V., the outdoor advertising subsidiary of Televisa, S.A. de C.V., for approximately $216.0 million and (ii) substantially all of the outdoor advertising business conducted by MM Billboard, S.A. de C.V., an affiliated outdoor advertising company in northern Mexico, for approximately $21.9 million. The Company financed the purchase price of these acquisitions (collectively, the "Vendor Acquisitions") with borrowings under the Company's Senior Credit Facility. Value added tax paid to the Mexican government for the Vendor Acquisitions is recorded as a current receivable at December 31, 1998.

UNAUDITED PRO FORMA INFORMATION

     The following table summarizes unaudited pro forma operating results for the Company for the two years ended December 31, 1998, assuming that the 1998 Acquisitions had occurred at the beginning of the applicable year and after giving effect to financing costs and purchase accounting adjustments.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                                                                1997         1998
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Consolidated net revenues...................................  $540,962     $746,033
                                                              ========     ========
Income before extraordinary loss............................  $    487     $ 29,540
                                                              ========     ========
Net (loss) income...........................................  $ (6,286)    $ 29,540
                                                              ========     ========
Basic net income per share..................................  $   (.04)    $    .16
                                                              ========     ========
Diluted net income per share................................  $   (.03)    $    .14
                                                              ========     ========

     The pro forma amounts above include adjustments for the 1998 Acquisitions only and do not include pro forma adjustments for the 1997 Acquisitions. The unaudited consolidated pro forma financial information does not purport to represent the results of operations of the Company that actually would have resulted had the acquisitions occurred as of the applicable year, nor should it be taken as indicative of the future results of the operations of the Company.

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                                 1997          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Advertising structures......................................  $1,647,518    $1,998,129
Perpetual land easements....................................      54,607        57,749
Vehicles....................................................      13,902        23,552
Furniture and fixtures......................................      11,639        13,624
Buildings...................................................      19,084        23,491
Land........................................................      22,093        33,492
Other.......................................................       8,575         8,941
                                                              ----------    ----------
Total.......................................................   1,777,418     2,158,978
Less accumulated depreciation...............................     179,407       282,913
                                                              ----------    ----------
Property and equipment -- net...............................  $1,598,011    $1,876,065
                                                              ==========    ==========

     Included in advertising structures are costs allocated to display leases totaling $528,819 and $792,067, at December 31, 1997 and 1998, respectively.

     The Company has granted a security interest in substantially all of its assets to lenders in connection with the Senior Credit Facility.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

4. ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities are comprised of the following at December 31:

                                                               1997       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Accrued payroll, payroll taxes and severance................  $ 7,466    $ 8,443
Percentage lease payments...................................    1,990      1,224
Other liabilities assumed in 1997 Acquisitions..............    8,174      2,813
Customer deposits...........................................    7,388      5,003
Unearned revenue............................................    3,233      3,069
Taxes.......................................................    5,696     14,209
Other.......................................................   10,731     13,447
                                                              -------    -------
                                                              $44,678    $48,208
                                                              =======    =======

5. LONG-TERM DEBT

     Long-term debt consists of the following at December 31:

                                                                 1997          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Senior Credit Facility......................................  $  693,034    $1,055,368
1997 Notes..................................................     496,124       496,532
1996 Notes..................................................     250,000       250,000
Other.......................................................       4,992         5,332
                                                              ----------    ----------
Total.......................................................   1,444,150     1,807,232
Less current maturities.....................................      50,600       130,247
                                                              ----------    ----------
Long-term debt -- net.......................................  $1,393,550    $1,676,985
                                                              ==========    ==========

SENIOR CREDIT FACILITY

     The Company's senior credit facility (the "Senior Credit Facility"), dated August 15, 1997, consists of (i) a U.S. Dollar senior revolving line of credit facility of up to $600,000,000 including a $35,000,000 letter of credit subfacility ("United States Revolver"), and a Canadian Dollar ("C$") senior revolving line of credit facility ("Canadian Revolver") of up to C$69,625,000 including a C$7,000,000 letter of credit sub-facility; (ii) a $450,000,000 Senior Secured U.S. Dollar Term Loan; and (iii) a $50,000,000 Senior Secured Canadian Term Loan. Letters of credit with stated amounts totaling $22,097,077 have been issued for the Company's account at December 31, 1998. Availability under the Senior Credit Facility totaled approximately $60,373,500 at December 31, 1998.

     The commitment of the lenders under the United States Revolver will be reduced annually on December 31st of each year (commencing on December 31, 1999) through 2003 by $90,000,000 and by $150,000,000 on June 30, 2004. The commitment under the Canadian Revolver will be reduced annually on December 31st of each year (commencing on December 31, 1999) through 2003 by C$10,443,750 and by C$17,406,250 on June 30, 2004. The United States Term Loan must be repaid in equal quarterly installments commencing on March 31, 1998, with annual amortization of $50,000,000 through 1999, $75,000,000 from 2000 through 2003 and $50,000,000 in 2004 in equal installments on March 31 and June 30. The Canadian Term Loan must be repaid in equal quarterly installments commencing on March 31, 1998, with annual amortization of $1,000,000 through 2001, $8,000,000 during 2002, $15,000,000 during 2003 and $23,000,000 in 2004 in equal installments on
March 31 and June 30.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

     The United States and Canadian Revolvers and United States and Canadian Term Loans bear interest at the ABR or C$ Prime Rate (as defined in the Senior Credit Facility's terms) (7.75% and 6.75%, respectively, at December 31, 1998) plus 0.0% to 1.125% or Eurodollar Rate or Applicable BA Discount Rate (as defined in the Senior Credit Facility's terms) (5.63% and 5.11%, respectively, at December 31, 1998) plus 0.75% to 2.125%, based on the Company's total leverage ratio.

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

     The Senior Credit Facility, among other things, places limitations on the Company's acquisitions, dispositions, asset swaps and stock repurchases, and requires the Company to comply with financial covenants concerning leverage, interest coverage, fixed charges and minimum cash flows. Additionally, the Senior Credit Facility requires the Company to maintain interest rate protection on a portion of its debt. At December 31, 1998, the Company had interest rate collar agreements which provide for a maximum base interest rate of 8.5% and a minimum base interest rate of 4.95%.

1996 AND 1997 NOTES

     In October 1996, the Company completed the sale of the 1996 Notes. The net proceeds of the 1996 Notes were used to repay the Bridge Loan and to reduce amounts borrowed under the Senior Credit Facility and to pay related fees and expenses. In July 1997, the Company completed the sale of the 1997 Notes. The net proceeds of the 1997 Notes were used to finance a portion of the purchase price paid in the 3M Media Acquisition.

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

     The annual maturities of long-term debt at December 31, 1998 are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
1999........................................................    $  130,247
2000........................................................       172,477
2001........................................................       172,477
2002........................................................       177,051
2003........................................................       186,574
Thereafter..................................................       968,406
                                                                ----------
          Total.............................................    $1,807,232
                                                                ==========

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

6. EXTRAORDINARY LOSS ARISING FROM EARLY EXTINGUISHMENT OF DEBT

     The extraordinary loss arising from the early extinguishment of debt consisted of the following:

                                                               1996       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Redemption of subordinated debt subsequent to IPO...........  $ 1,415
Redemption of 10 3/4% Senior Notes:
  Tender offer..............................................   13,542
  Deferred debt costs.......................................    3,802
Bridge Redeemable Preferred Stock and Bridge Loan
  financing costs...........................................    8,856     11,288
                                                              -------    -------
Total.......................................................   27,615     11,288
Less related tax benefit....................................   (9,835)    (4,515)
                                                              -------    -------
          Total extraordinary loss..........................  $17,780    $ 6,773
                                                              =======    =======

     In connection with the IPO, the Company redeemed $6,583,000 principal amount of subordinated debt that had a carrying value of $6,099,000 for $7,514,000 in cash, resulting in an extraordinary loss of $1,415,000.

     In order to facilitate the financing of the Gannett Outdoor Acquisition, the Company purchased, pursuant to a tender offer (the "Debt Tender Offer"), all but $15,000 aggregate principal amount of its outstanding 10 3/4% Senior Notes due 2003 (the "10 3/4% Senior Notes"). The aggregate consideration paid by the Company in the Debt Tender Offer of $1,116.25 per $1,000 principal amount of 10 3/4% Senior Notes, plus expenses associated therewith, resulted in an extraordinary loss from debt extinguishment of $13,542,000.

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

     In connection with the 3M Media Acquisition, the Company entered into a bridge loan financing commitment. Commitment fees aggregated $11,288,000. The bridge loan financing commitment was cancelled in June 1997 after the Company completed the 1997 Notes Offering. No amounts were borrowed under the Bridge Loan.

7. FINANCIAL INSTRUMENTS

     The fair values of the 1996 Notes and 1997 Notes were approximately $268,750,000 and $527,500,000, respectively at December 31, 1998. The fair values of the 1996 Notes and the 1997 Notes were determined based upon quotations from an investment banker. The carrying amount of variable rate long-term debt instruments is estimated to approximate fair values as the rates are tied to short-term indices.

8. OTHER EQUITY MATTERS

     At December 31, 1995, the Company's redeemable preferred stock totaled $13,649,000. During 1996, in connection with the IPO, the Company redeemed all of its outstanding preferred stock for approximately $16,369,000.

     In 1990, the Company issued common stock in connection with the financing of an acquisition under which the Company was required to redeem the common stock at a redemption price based upon the appraised value of the common stock as of the redemption date. Because this common stock was subject to redemption at the option of the holder, the Company accreted the stock to its estimated appraised value over

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES
the redemption period based upon annual estimates of value determined as a multiple of cash flow. Accretion was calculated on a straight-line basis and was charged directly to stockholders' deficit. At the date of the IPO, the common stock was sold by the holders and the related put options were terminated. Accordingly, amounts aggregating $3,868,000 were credited to accumulated deficit.

9. STOCK OPTIONS

     The following is a summary of changes in outstanding options:

                                                         NUMBER OF         EXERCISE
                                                           SHARES           PRICE
                                                         ----------    ----------------
Outstanding at December 31, 1995.......................  15,107,189     $0.00 to $0.25
Granted................................................   6,970,363         $1.97
Cancelled or expired...................................          --           --
Exercised..............................................    (506,250)        $0.25
Outstanding at December 31, 1996.......................  21,571,302     $0.00 to $1.97
Granted................................................     174,938    $8.89 to $11.12
Cancelled or expired...................................     (14,240)    $1.97 to $8.89
Exercised..............................................    (597,296)    $0.25 to $1.97
                                                         ----------
Outstanding at December 1997...........................  21,134,704    $0.00 to $11.12
Granted................................................   1,129,439    $15.58 to $21.00
Cancelled or expired...................................     (14,548)   $1.97 to $15.58
Exercised..............................................    (190,122)   $0.25 to $11.12
                                                         ----------
Outstanding at December 31, 1998.......................  22,059,473    $0.00 to $21.00
                                                         ==========
Exercisable at December 31, 1998.......................  16,931,769    $0.01 to $21.00
                                                         ==========

     The following table summarizes information concerning currently outstanding and exercisable options:

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   ------------------------------
                                WEIGHTED AVERAGE
   RANGE OF         NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
        --           838,342(1)          N/A                --                --             --
    $  .01        11,693,384(2)          N/A            $  .01        11,693,384         $  .01
    $  .25         2,316,933(2)          N/A            $  .25         2,316,933         $  .25
    $ 1.97         5,925,089         8 years            $ 1.97         2,856,196         $ 1.97
    $ 8.89           142,597         9 years            $ 8.89            33,753         $ 8.89
    $ 9.81            15,189         9 years            $ 9.81            15,189         $ 9.81
    $11.12             4,500         9 years            $11.12             1,125         $11.12
    $15.58         1,103,250        10 years            $15.58                --         $15.58
    $19.94            15,189        10 years            $19.94            15,189         $19.94
    $21.00             5,000        10 years            $21.00                --         $21.00
                  ----------                                          ----------
                  22,059,473                                          16,931,769
                  ==========                                          ==========

Notes:

     (1) These options have no exercise price, have no expiration date and are exercisable only upon termination.

     (2) These options are fully exercisable and have no expiration date.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

     Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed in SFAS No. 123, the Company's net
(loss) income and basic and diluted (loss) income per share for the years ended December 31, 1996, 1997 and 1998 would have been as follows:

                                                           1996          1997          1998
                                                        ----------    ----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net (loss) income attributable to common
  stockholders -- as reported.......................     $(6,905)      $15,438       $41,142
Net (loss) income attributable to common
  stockholders -- pro forma.........................     $(8,271)      $15,302       $38,891
Basic (loss) income per share -- as reported........     $  (.07)      $   .09       $   .22
Basic (loss) income per share -- pro forma..........     $  (.08)      $   .09       $   .21
Diluted (loss) income per share -- as reported......     $  (.06)      $   .08       $   .20
Diluted (loss) income per share -- pro forma........     $  (.07)      $   .08       $   .19
ASSUMPTIONS:
Expected dividend yield.............................           0%            0%            0%
Expected stock price volatility.....................        62.0%         51.7%         61.6%
Risk-free interest rate.............................         6.0%          5.7%          4.7%
Forfeiture rate.....................................           0%            0%            0%
Average expected life...............................     3 years       3 years       3 years

10. BENEFIT PLANS

     The Company established an Incentive Plan (the "Incentive Plan") covering certain managers and key employees. Incentive Awards ("Awards") were made under the Incentive Plan in the form of shares of phantom stock based on the individual's performance. Awards were valued each year based upon the estimated value of the Company. Awards are vested at the date of grant and any increases in value vested over a four year period. For the years ended December 31, 1996, 1997 and 1998, the Company charged earnings for compensation expense of $196,000, $234,300 and $234,300, respectively. In connection with the IPO, effective January 1, 1996, the Company ceased allocating amounts to the accounts maintained under the Incentive Plan. The Company offered to each then current employee who was a participant in the Incentive Plan the alternative of having their account settled in cash, in shares of the common stock of the Company, or both, with actual distributions of cash or common stock subject to both vesting requirements and terms and conditions similar to those under which distributions would have been made under the Incentive Plan. To the extent participants elected to settle their accounts in common stock, the Company issued (subject to the vesting requirements and distribution terms and conditions) to such participants options to purchase common stock at the initial public offering price.

     The Company has a 401(k) savings plan under which it has the discretion of making contributions as a percentage of employee contributions. For the years ended December 31, 1996, 1997 and 1998 the Company's contributions to the 401(k) plan were $63,000, $75,700 and $251,000, respectively.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

11. INCOME TAXES

     The provision for income taxes is comprised of the following for the years ended December 31,

                                                         1996       1997       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Current:
  Federal.............................................  $   108    $   483    $ 4,974
  State...............................................      182        384      1,236
  Foreign.............................................       --      4,084      3,589
                                                        -------    -------    -------
Total current.........................................      290      4,951      9,799
Deferred..............................................    9,910     13,534     21,238
                                                        -------    -------    -------
Total income tax provision............................  $10,200    $18,485    $31,037
                                                        =======    =======    =======

     The Company has U.S., Mexican and Canadian net operating loss carryforwards (before applicable tax rates) of approximately $39,000,000, $214,000,000, and $3,000,000, respectively, as of December 31, 1998 which expire subsequent to the year 2005.

     Although realization is not assured, the Company believes, based on operating results in 1998, and its expectations for the future, that taxable income of the Company will more likely than not be sufficient to utilize all of the net operating loss carryforwards prior to their ultimate expiration.

     Significant components of the Company's net deferred tax asset (liability) as of December 31 are as follows:

                                                   1997                    1998
                                            -------------------    --------------------
                                                         NON-                   NON-
                                            CURRENT    CURRENT     CURRENT     CURRENT
                                            -------    --------    -------    ---------
                                                          (IN THOUSANDS)
Deferred tax assets:
  Reserves and allowances.................  $5,914     $    140    $12,546    $     254
  Net operating loss/credit
     carryforwards........................      --       10,716         --       97,304
  Foreign capital loss carryforward.......      --           --         --        1,594
Deferred tax liabilities:
  Property and intangibles................      --      (30,993)        --     (198,373)
                                            ------     --------    -------    ---------
          Total net asset (liability).....  $5,914     $(20,137)   $12,546    $ (99,221)
                                            ======     ========    =======    =========

     The Company has not provided for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings of its non-U.S. subsidiaries as of December 31, 1998, since these earnings are intended to be reinvested indefinitely.

     The following is a reconciliation of the reported effective income tax rates to the statutory rates:

                                                               1996   1997   1998
                                                               ----   ----   ----
Statutory rate..............................................    35%    35%    35%
State income taxes, net of federal income tax benefit.......     4      4      4
Foreign income taxes........................................    --     --    (3)
Goodwill amortization.......................................     1      3      3
Other.......................................................     2      3      4
                                                                --     --     --
Reported rate...............................................    42%    45%    43%
                                                                ==     ==     ==

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

12. COMMITMENTS AND OTHER

LEASES

     The Company leases land and equipment under operating leases with various terms expiring at various dates. Certain of the land leases provide for periodic rental increases. At December 31, 1998, minimum annual rentals under all operating leases for the next five years are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
1999........................................................     $72,085
2000........................................................      54,533
2001........................................................      43,950
2002........................................................      35,421
2003........................................................      30,392

TRANSIT AGREEMENTS

     The Company has signed agreements which provide an exclusive right to sell advertising space in various airports, transit shelters and transit systems. Under the various agreements, the Company must make minimum guarantee payments for the next five years as follows:

                                                               (IN THOUSANDS)
                                                               --------------
1999........................................................      $11,191
2000........................................................        3,230
2001........................................................        2,840
2002........................................................        3,135
2003........................................................        2,857

     Operating lease expense was $29,790,000, $90,196,391 and $153,178,570 for
1996, 1997 and 1998, respectively.

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

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

13. SEGMENTS

     The Company has operations in 147 metropolitan markets throughout North America which have similar operations, but are managed independently. No single customer accounts for 10% or more of any segment's revenue. None of these markets, individually, account for a significant portion of the Company's assets, revenues or net income and, therefore, they have been aggregated by geographical region as follows:

                                                          YEAR ENDED DECEMBER 31, 1996
                                          ------------------------------------------------------------
                                            UNITED
                                            STATES      CANADA     MEXICO    ELIMINATIONS     TOTAL
                                          ----------   --------   --------   ------------   ----------
                                                                 (IN THOUSANDS)
Net revenues from external customers....  $  150,970   $ 22,146                             $  173,116
Intersegment revenues...................          --        850                $   (850)            --
Interest expense -- net.................      31,242      1,247                                 32,489
Depreciation and amortization expense...      20,032      2,523                                 22,555
Foreign currency transaction gain.......          --       (171)                                  (171)
Income taxes............................       8,364      1,836                                 10,200
Segment net (loss) income...............      (8,697)     1,792                                 (6,905)
Capital expenditures....................       9,347       (301)                                 9,046
Total assets............................     836,456    133,271                 (36,272)       933,455

                                                          YEAR ENDED DECEMBER 31, 1997
                                          ------------------------------------------------------------
                                            UNITED
                                            STATES      CANADA     MEXICO    ELIMINATIONS     TOTAL
                                          ----------   --------   --------   ------------   ----------
                                                                 (IN THOUSANDS)
Net revenues from external customers....  $  410,008   $ 60,996                             $  471,004
Intersegment revenues...................          --      4,304                $ (4,304)            --
Interest expense -- net.................      80,580      6,570                                 87,150
Depreciation and amortization expense...      67,204      8,123                                 75,327
Foreign currency transaction loss.......          --      2,093                                  2,093
Income taxes............................      14,776      3,709                                 18,485
Segment net income......................      14,941        497                                 15,438
Capital expenditures....................      25,666      4,523                                 30,189
Total assets............................   2,133,020    145,527                 (49,390)     2,229,157

                                                          YEAR ENDED DECEMBER 31, 1998
                                          ------------------------------------------------------------
                                            UNITED
                                            STATES      CANADA     MEXICO    ELIMINATIONS     TOTAL
                                          ----------   --------   --------   ------------   ----------
                                                                 (IN THOUSANDS)
Net revenues from external customers....  $  617,922   $ 61,402   $ 26,587                  $  705,911
Intersegment revenues...................          --      7,022         --    $  (7,022)            --
Interest expense -- net.................     131,024      7,133        (92)                    138,065
Depreciation and amortization expense...     104,660      9,601      8,832                     123,093
Foreign currency transaction loss.......          --      3,346        932                       4,278
Income taxes (benefit)..................      27,409      4,383       (755)                     31,037
Segment net income......................      36,503        520      4,119                      41,142
Capital expenditures....................      27,540      8,506      2,169                      38,215
Total assets............................   2,613,007    174,174    372,497     (402,852)     2,756,826

     The Canadian operating segment sells products to the U.S. segment. Revenue is recognized upon shipment of products.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

14. BASIC AND DILUTED INCOME (LOSS) PER SHARE

     The weighted average number of shares outstanding for 1996, 1997 and 1998 is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                               1996            1997            1998
                                           ------------    ------------    ------------
Basic weighted average number of shares
  outstanding at end of period...........   101,509,052     163,644,016     183,354,266
Dilutive effect of stock options(1)......    17,504,707      20,269,326      20,599,512
                                           ------------    ------------    ------------
Diluted weighted average number of shares
  outstanding............................   119,013,759     183,913,342     203,953,778
                                           ============    ============    ============

---------------
(1) Stock options were included in 1996 because the Company had net income before the extraordinary loss.

15. QUARTERLY DATA (UNAUDITED)

                                                           QUARTER
                                       -----------------------------------------------
                                        FIRST        SECOND       THIRD        FOURTH
                                       --------     --------     --------     --------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997:
  Net revenues.......................  $ 80,080     $ 99,564     $131,991     $159,369
  Operating income...................    17,113       26,967       37,528       48,331
  Net (loss) income..................       691         (413)       7,743        7,417
  Basic net income per share.........        --           --          .04          .05
  Diluted net income per share.......        --           --          .04          .04

1998:
  Net revenues.......................  $146,722     $173,829     $193,852     $191,508
  Operating income...................    36,258       56,243       62,932       59,089
  Net income.........................     2,728       12,054       13,449       12,911
  Basic net income per share.........       .01          .07          .07          .07
  Diluted net income per share.......       .01          .06          .07          .06

     The second quarter of 1997 includes an extraordinary loss from the early extinguishment of debt of approximately $6.8 million, net of tax. The third and fourth quarters of 1997 include the operating results from the 3M Media Acquisition.

     The third and fourth quarters of 1998 include the operating results from the Vendor Acquisitions.

16. CONSOLIDATING FINANCIAL STATEMENTS

     The following represents consolidating condensed financial statements of Outdoor Systems, Inc. and its subsidiaries (the "Subsidiaries") which are presented because certain of the Subsidiaries have guaranteed the 1996 Notes and the 1997 Notes. The 1996 Notes and 1997 Notes are guaranteed by all of the Company's domestic subsidiaries (the "Guarantors"). The guarantees of the Guarantors of the 1996 Notes and 1997 Notes are full, unconditional, and joint and several. The subsidiaries which have not guaranteed the 1996 Notes and 1997 Notes (the "Non-Guarantors") are Mediacom, located in Canada, and OSM, located in Mexico. Separate financial statements of the Guarantors are not presented because management has determined that they would not be material to investors. There are no significant restrictions on the Company's ability to obtain funds from the Guarantors.

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                        THE         NON-      ELIMINATION
                                                      COMPANY    GUARANTORS     ENTRIES     CONSOLIDATED
                                                      --------   ----------   -----------   ------------
REVENUES:
  Outdoor advertising...............................  $173,541    $21,492       $  (850)      $194,183
  Less agency commissions...........................    24,349      2,787            --         27,136
                                                      --------    -------       -------       --------
          Total.....................................   149,192     18,705          (850)       167,047
  Lease, printing and other revenues................     1,778      4,291            --          6,069
                                                      --------    -------       -------       --------
          Net revenues..............................   150,970     22,996          (850)       173,116
                                                      --------    -------       -------       --------
OPERATING EXPENSES:
  Direct advertising................................    74,293     14,150          (850)        87,593
  General and administrative........................    11,839      1,619            --         13,458
  Depreciation and amortization.....................    20,032      2,523            --         22,555
                                                      --------    -------       -------       --------
          Total operating expenses..................   106,164     18,292          (850)       123,606
                                                      --------    -------       -------       --------
GAIN ON ATLANTA AND DENVER DISPOSITIONS.............     7,344         --            --          7,344
                                                      --------    -------       -------       --------
OPERATING INCOME....................................    52,150      4,704            --         56,854
OTHER:
  Foreign currency transaction gain.................        --       (171)           --           (171)
  Interest expense -- net...........................    31,242      1,247            --         32,489
                                                      --------    -------       -------       --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS...    20,908      3,628            --         24,536
INCOME TAXES........................................     8,364      1,836            --         10,200
                                                      --------    -------       -------       --------
INCOME BEFORE EXTRAORDINARY LOSS....................    12,544      1,792            --         14,336
EXTRAORDINARY LOSS..................................   (17,780)        --            --        (17,780)
                                                      --------    -------       -------       --------
(LOSS) INCOME BEFORE INCOME FROM SUBSIDIARY.........    (5,236)     1,792            --         (3,444)
INCOME FROM SUBSIDIARY..............................     1,929         --        (1,929)            --
                                                      --------    -------       -------       --------
NET INCOME (LOSS)...................................    (3,307)     1,792        (1,929)        (3,444)
LESS STOCK DIVIDENDS, ACCRETIONS AND DISCOUNT ON
  REDEMPTIONS.......................................     3,461         --            --          3,461
                                                      --------    -------       -------       --------
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON
  STOCKHOLDERS......................................  $ (6,768)   $ 1,792       $(1,929)      $ (6,905)
                                                      ========    =======       =======       ========

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                         THE          NON-       ELIMINATION
                                                       COMPANY     GUARANTORS      ENTRIES      CONSOLIDATED
                                                      ---------    ----------    -----------    ------------
OPERATING ACTIVITIES:
  Net (loss) income.................................  $  (5,235)    $  1,791      $              $  (3,444)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Extraordinary loss..............................     17,780           --                        17,780
    Gain on disposals...............................     (7,344)          --                        (7,344)
    Gain on foreign currency transaction
      adjustment....................................         --         (171)                         (171)
    Deferred taxes..................................      9,910           --                         9,910
    Deferred financing fees.........................      1,389           --                         1,389
    Depreciation and amortization...................     20,032        2,523                        22,555
    Provision for allowance for doubtful accounts...      2,466           26                         2,492
    Other...........................................      3,547          117                         3,664
  Changes in net assets and liabilities -- net of
    effects from acquisitions and disposals:
    Accounts receivable.............................     (1,188)         421                          (767)
    Prepaid expenses and other current assets.......     (1,719)       1,793                            74
    Accrued interest................................      1,964          252                         2,216
    Accounts payable and other liabilities..........      1,234           --                         1,234
                                                      ---------     --------      --------       ---------
    Net cash provided by operating activities.......     42,836        6,752                        49,588
                                                      ---------     --------      --------       ---------
INVESTING ACTIVITIES:
  Acquisition of Gannett Outdoor, net of cash
    overdraft acquired..............................   (707,958)      (4,587)                     (712,545)
  Capital expenditures..............................     (9,347)         301                        (9,046)
  Other acquisitions................................    (13,991)          --                       (13,991)
  Net proceeds from disposals.......................      3,049           --                         3,049
  Acquisition of perpetual land easements...........    (21,525)          --                       (21,525)
                                                      ---------     --------      --------       ---------
    Net cash used in investing activities...........   (749,772)      (4,286)                     (754,058)
                                                      ---------     --------      --------       ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..........    764,852       82,001                       846,853
  Tender for 10 3/4% Senior Notes...................   (128,205)          --                      (128,205)
  Principal payments on debt........................   (269,893)          --                      (269,893)
  Increase in deferred financing fees...............    (37,483)          --                       (37,483)
  Cash dividends paid on preferred stock............       (293)          --                          (293)
  Redemption of preferred and exchangeable preferred
    stock...........................................    (16,369)          --                       (16,369)
  Issuance of common stock..........................    320,132           --                       320,132
  Other.............................................     82,046      (82,170)                         (124)
                                                      ---------     --------      --------       ---------
    Net cash provided by (used in) financing
      activities....................................    714,787         (169)                      714,618
                                                      ---------     --------      --------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.......................................      7,851        2,297                        10,148
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......      1,739           --                         1,739
                                                      ---------     --------      --------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD............  $   9,590     $  2,297      $              $  11,887
                                                      =========     ========      ========       =========

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATING CONDENSED BALANCE SHEET
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                THE                        ELIMINATION
                                              COMPANY     NON-GUARANTORS     ENTRIES     CONSOLIDATED
                                             ----------   --------------   -----------   ------------
CURRENT ASSETS
  Cash and cash equivalents................  $    3,790      $  2,107                     $    5,897
  Accounts receivable -- net...............     109,688        10,057                        119,745
  Prepaid land leases......................      25,518         3,141                         28,659
  Other current assets.....................       9,624         7,062                         16,686
  Deferred income taxes....................       5,914                                        5,914
                                             ----------      --------       --------      ----------
          Total current assets.............     154,534        22,367                        176,901
PROPERTY AND EQUIPMENT -- Net..............   1,474,851       123,160                      1,598,011
OTHER ASSETS...............................      13,565                                       13,565
DEFERRED FINANCING COSTS...................      40,520                                       40,520
GOODWILL AND OTHER INTANGIBLES -- Net......     400,160                                      400,160
INVESTMENT IN SUBSIDIARY...................      49,390                     $(49,390)
                                             ----------      --------       --------      ----------
          TOTAL............................  $2,133,020      $145,527       $(49,390)     $2,229,157
                                             ==========      ========       ========      ==========
CURRENT LIABILITIES
  Accounts payable.........................  $    8,649      $  2,805                     $   11,454
  Accrued interest.........................       8,551           389                          8,940
  Accrued expenses and other liabilities...      45,815        (1,137)                        44,678
  Current maturities of long-term debt.....      49,600         1,000                         50,600
                                             ----------      --------       --------      ----------
          Total current liabilities........     112,615         3,057       $     --         115,672
LONG-TERM DEBT: ...........................   1,297,516        96,034                      1,393,550
OTHER LONG-TERM OBLIGATIONS................       4,327                                        4,327
DEFERRED INCOME TAXES......................      13,761         6,376                         20,137
                                             ----------      --------       --------      ----------
          Total liabilities................   1,428,219       105,467             --       1,533,686
                                             ----------      --------       --------      ----------
COMMON STOCKHOLDERS' EQUITY: ..............     704,801        40,060        (49,390)        695,471
                                             ----------      --------       --------      ----------
          TOTAL............................  $2,133,020      $145,527       $(49,390)     $2,229,157
                                             ==========      ========       ========      ==========

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                      THE         NON-      ELIMINATION
                                                    COMPANY    GUARANTORS     ENTRIES     CONSOLIDATED
                                                    --------   ----------   -----------   ------------
REVENUES:
  Outdoor advertising.............................  $469,791    $62,060       $(4,304)      $527,547
  Less agency commissions.........................    63,687      8,111                       71,798
                                                    --------    -------       -------       --------
     Total........................................   406,104     53,949        (4,304)       455,749
  Lease, printing and other revenues..............     3,904     11,351                       15,255
                                                    --------    -------       -------       --------
       Net revenues...............................   410,008     65,300        (4,304)       471,004
                                                    --------    -------       -------       --------
OPERATING EXPENSES:
  Direct advertising..............................   201,671     39,808        (4,304)       237,175
  General and administrative......................    24,063      4,500                       28,563
  Depreciation and amortization...................    67,204      8,123                       75,327
                                                    --------    -------       -------       --------
          Total operating expenses................   292,938     52,431        (4,304)       341,065
                                                    --------    -------       -------       --------
OPERATING INCOME..................................   117,070     12,869            --        129,939
OTHER:
  Foreign currency transaction loss...............                2,093                        2,093
  Interest expense -- net.........................    80,580      6,570                       87,150
                                                    --------    -------       -------       --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  LOSS............................................    36,490      4,206            --         40,696
INCOME TAXES......................................    14,776      3,709                       18,485
                                                    --------    -------       -------       --------
INCOME BEFORE EXTRAORDINARY LOSS..................    21,714        497            --         22,211
EXTRAORDINARY LOSS................................    (6,773)                                 (6,773)
                                                    --------    -------       -------       --------
NET INCOME BEFORE INCOME FROM SUBSIDIARY..........    14,941        497            --         15,438
INCOME FROM SUBSIDIARY............................       512                     (512)            --
                                                    --------    -------       -------       --------
NET INCOME........................................  $ 15,453    $   497       $  (512)      $ 15,438
                                                    ========    =======       =======       ========

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                THE           NON-       ELIMINATION
                                              COMPANY      GUARANTORS      ENTRIES      CONSOLIDATED
                                            -----------    ----------    -----------    ------------
OPERATING ACTIVITIES:
  Net income..............................  $    14,941     $    497       $            $    15,438
  Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Extraordinary loss...................        6,773           --                          6,773
     Loss on foreign currency transaction
       adjustment.........................           --        2,093                          2,093
     Deferred taxes.......................       13,706         (172)                        13,534
     Deferred financing fees..............        5,469           --                          5,469
     Depreciation and amortization........       67,204        8,123                         75,327
     Provision for allowance for doubtful
       accounts...........................        3,991          138                          4,129
     Other................................          727           --                            727
  Changes in net assets and
     liabilities -- net of effects from
     acquisitions and disposals:
     Accounts receivable..................      (47,689)         647                        (47,042)
     Prepaid expenses and other current
       assets.............................       (5,880)        (506)        7,080              694
     Accrued interest.....................        1,744          155                          1,899
     Accounts payable and other
       liabilities........................       15,847       (4,201)                        11,646
                                            -----------     --------       -------      -----------
     Net cash provided by operating
       activities.........................       76,833        6,774         7,080           90,687
                                            -----------     --------       -------      -----------
INVESTING ACTIVITIES:
  Acquisition of 3M Media.................     (894,299)          --                       (894,299)
  Capital expenditures....................      (25,666)      (4,523)                       (30,189)
  Other acquisitions......................     (316,224)     (21,491)                      (337,715)
  Acquisition of perpetual land
     easements............................      (31,548)          --                        (31,548)
                                            -----------     --------       -------      -----------
     Net cash used in investing
       activities.........................   (1,267,737)     (26,014)                    (1,293,751)
                                            -----------     --------       -------      -----------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term
     debt.................................    1,434,565      110,650        (7,080)       1,538,135
  Principal payments on debt..............     (607,906)     (91,405)                      (699,311)
  Increase in deferred financing fees.....      (33,127)          --                        (33,127)
  Issuance of common stock................      391,572           --                        391,572
                                            -----------     --------       -------      -----------
     Net cash provided by financing
       activities.........................    1,185,104       19,245        (7,080)       1,197,269
                                            -----------     --------       -------      -----------
  Effect of exchange rate changes on
     cash.................................           --         (195)                          (195)
                                            -----------     --------       -------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.............................       (5,800)        (190)                        (5,990)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD..................................        9,590        2,297                         11,887
                                            -----------     --------       -------      -----------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD..................................  $     3,790     $  2,107       $            $     5,897
                                            ===========     ========       =======      ===========

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATING CONDENSED BALANCE SHEET

                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                     THE          NON-      ELIMINATION
                                                   COMPANY     GUARANTORS     ENTRIES     CONSOLIDATED
                                                  ----------   ----------   -----------   ------------
CURRENT ASSETS
  Cash and cash equivalents.....................  $    9,071    $  7,483                   $   16,554
  Accounts receivable -- net....................     123,063      13,754                      136,817
  Prepaid land leases...........................      18,739       4,728                       23,467
  Other current assets..........................       8,859       5,685                       14,544
  Value added taxes receivable..................          --      33,876                       33,876
  Deferred income taxes.........................      12,422         124                       12,546
                                                  ----------    --------     ---------     ----------
          Total current assets..................     172,154      65,650            --        237,804
PROPERTY AND EQUIPMENT -- Net...................   1,524,293     351,772                    1,876,065
OTHER ASSETS....................................      14,411       1,470                       15,881
DEFERRED FINANCING COSTS........................      35,070                                   35,070
GOODWILL AND OTHER INTANGIBLES -- Net...........     464,227     127,779                      592,006
INVESTMENT IN SUBSIDIARY........................     402,852                  (402,852)
                                                  ----------    --------     ---------     ----------
          TOTAL.................................  $2,613,007    $546,671     $(402,852)    $2,756,826
                                                  ==========    ========     =========     ==========
CURRENT LIABILITIES
  Accounts payable..............................  $    8,763    $  4,092                   $   12,855
  Accrued interest..............................       8,395         301                        8,696
  Accrued expenses and other liabilities........      34,771      13,437                       48,208
  Current maturities of long-term debt..........     129,247       1,000                      130,247
                                                  ----------    --------     ---------     ----------
          Total current liabilities.............     181,176      18,830            --        200,006
LONG-TERM DEBT..................................   1,594,617     190,568      (108,200)     1,676,985
OTHER LONG-TERM OBLIGATIONS.....................       9,629          59                        9,688
DEFERRED INCOME TAXES...........................      44,204      55,017                       99,221
                                                  ----------    --------     ---------     ----------
          Total liabilities.....................   1,829,626     264,474      (108,200)     1,985,900
                                                  ----------    --------     ---------     ----------
COMMON STOCKHOLDERS' EQUITY: ...................     783,381     282,197      (294,652)       770,926
                                                  ----------    --------     ---------     ----------
          TOTAL.................................  $2,613,007    $546,671     $(402,852)    $2,756,826
                                                  ==========    ========     =========     ==========

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                      THE         NON-      ELIMINATION
                                                    COMPANY    GUARANTORS     ENTRIES     CONSOLIDATED
                                                    --------   ----------   -----------   ------------
REVENUES:
  Outdoor advertising.............................  $700,336    $93,612       $(7,022)      $786,926
  Less agency commissions.........................    90,496      8,901                       99,397
                                                    --------    -------       -------       --------
     Total........................................   609,840     84,711        (7,022)       687,529
  Lease, printing and other revenues..............     8,082     10,300                       18,382
                                                    --------    -------       -------       --------
     Net revenues.................................   617,922     95,011        (7,022)       705,911
                                                    --------    -------       -------       --------
OPERATING EXPENSES:
  Direct advertising..............................   287,959     50,018        (7,022)       330,955
  General and administrative......................    30,367      6,974                       37,341
  Depreciation and amortization...................   104,660     18,433                      123,093
                                                    --------    -------       -------       --------
          Total operating expenses................   422,986     75,425        (7,022)       491,389
                                                    --------    -------       -------       --------
OPERATING INCOME..................................   194,936     19,586                      214,522
OTHER:
  Foreign currency transaction loss...............                4,278                        4,278
  Interest expense -- net.........................   131,024      7,041                      138,065
                                                    --------    -------       -------       --------
INCOME BEFORE INCOME TAXES AND INCOME FROM
  SUBSIDIARY......................................    63,912      8,267                       72,179
INCOME TAXES......................................    27,409      3,628                       31,037
                                                    --------    -------       -------       --------
NET INCOME BEFORE INCOME FROM SUBSIDIARY..........    36,503      4,639                       41,142
INCOME FROM SUBSIDIARY............................     5,109                   (5,109)            --
                                                    --------    -------       -------       --------
NET INCOME........................................  $ 41,612    $ 4,639       $(5,109)      $ 41,142
                                                    ========    =======       =======       ========

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                       THE         NON-      ELIMINATION
                                                     COMPANY    GUARANTORS     ENTRIES     CONSOLIDATED
                                                    ---------   ----------   -----------   ------------
OPERATING ACTIVITIES:
  Net income......................................  $  36,503    $  4,639      $            $  41,142
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Loss on foreign currency transaction
       adjustment.................................         --       4,278                       4,278
     Deferred taxes...............................     24,519      (3,281)                     21,238
     Deferred financing fees......................      7,050          --                       7,050
     Depreciation and amortization................    104,660      18,433                     123,093
     Provision for allowance for doubtful
       accounts...................................      6,483          47                       6,530
     Other........................................        931          --                         931
  Changes in net assets and liabilities -- net of
     effects from acquisitions and disposals:
     Accounts receivable..........................    (19,836)     (3,737)                    (23,573)
     Prepaid expenses and other current assets....      7,357          15                       7,372
     Accrued interest.............................       (156)        (65)                       (221)
     Accounts payable and other liabilities.......    (25,173)     (6,045)                    (31,218)
                                                    ---------    --------      -------      ---------
     Net cash provided by operating activities....    142,338      14,284                     156,622
                                                    ---------    --------      -------      ---------
INVESTING ACTIVITIES:
  Vendor Acquisitions.............................   (256,507)     11,559                    (244,948)
  Capital expenditures............................    (27,540)    (10,675)                    (38,215)
  Other acquisitions..............................   (217,116)     (5,655)                   (222,771)
  Acquisition of perpetual land easements.........     (1,773)         --                      (1,773)
                                                    ---------    --------      -------      ---------
     Net cash used in investing activities........   (502,936)     (4,771)                   (507,707)
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt........    485,936       4,782                     490,718
  Principal payments on debt......................   (118,569)     (7,760)                   (126,329)
  Increase in deferred financing fees.............     (1,600)         --                      (1,600)
  Issuance of common stock........................        400          --                         400
  Other...........................................       (287)         --                        (287)
                                                    ---------    --------      -------      ---------
     Net cash provided by (used in) financing
       activities.................................    365,880      (2,978)                    362,902
                                                    ---------    --------      -------      ---------
  Effect of exchange rate changes on cash.........         --      (1,160)                     (1,160)
                                                    ---------    --------      -------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.....................................      5,282       5,375                      10,657
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....      3,790       2,107                       5,897
                                                    ---------    --------      -------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........  $   9,702    $  7,482      $            $  16,554
                                                    =========    ========      =======      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The information regarding the directors of the Company is incorporated herein by reference to the information set forth in the table captioned "Director and Director Nominee Information" and under "Election of Directors" in the definitive proxy statement of the Registrant for the Registrant's annual meeting of stockholders to be held on May 27, 1999.

     (b) Pursuant to Form 10-K General Instruction G(3), the information regarding executive officers of the Company has been included in Part I of this Report under the caption "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions "Executive Compensation" and "Compensation of Directors" in the definitive proxy statement of the Registrant for the Registrant's annual meeting of stockholders to be held on May 27, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the information set forth in the table captioned "Beneficial Ownership of Common Stock" in the definitive proxy statement of the Registrant for the Registrant's annual meeting of stockholders to be held on May 27, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the information set forth in the table captioned "Certain Transactions" in the definitive proxy statement of the Registrant for the Registrant's annual meeting of stockholders to be held on May 27, 1999.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are incorporated by reference in or are filed as a part of this report:

        1. Financial statements (included under Item 8).

        2. Financial statement schedules.
           S-1 Independent Auditors' Report on Schedule
           S-2 Schedule II -- Valuation and Qualifying Accounts

        3. Exhibits.

           The following exhibits are incorporated by reference in or filed as a part of this report:

   EXHIBIT
   NUMBER                                 DESCRIPTION
   -------                                -----------
    3.1       --  Fourth Amended and Restated Certificate of Incorporation, as
                  amended (filed as Exhibit 3.1 to Amendment No. 1 to the
                  Registrant's Registration Statement on Form S-3 (Reg. No.
                  333-53113) and incorporated herein by reference).

   EXHIBIT
   NUMBER                                 DESCRIPTION
   -------                                -----------
    3.2       --  Amended and Restated Bylaws (filed as Exhibit 3.2 to the
                  Registrant's Amendment No. 2 to Form S-1 Registration
                  Statement No. 333-1582 and incorporated herein by
                  reference).
    4.1       --  Specimen Common Stock Certificate of the Registrant (filed as Exhibit 4.1 to the Registrant's Amendment No. 2 to Form
                  S-1 Registration Statement (Reg. No. 333-1582) and
                  incorporated herein by reference).
    4.2       --  Indenture (filed as Exhibit 4.2 to the Registrant's Form S-1
                  Registration Statement No. 33-64638 and incorporated herein by reference).
    4.3       --  Indenture dated October 15, 1996, (the "1996 Indenture"), by and among the Registrant, its United States subsidiaries and
                  The Bank of New York, as trustee (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 9,
                  1996 and incorporated herein by reference).
    4.4       --  Indenture dated as of June 23, 1997 (the "1997 Indenture")
                  among the Registrant, its United States subsidiaries and The
                  Bank of New York, as trustee, relating to the 8 7/8% Senior
                  Subordinated Notes due 2007 (filed as Exhibit 4.2 to the
                  Registrant's Registration Statement on Form S-4 (Reg. No.
                  333-30957) and incorporated herein by reference).
    4.5       --  First Supplemental Indenture to the 1996 Indenture, dated as of June 23, 1997, by and among the Registrant, the
                  Guarantors named therein, the Additional Guarantors named
                  therein and The Bank of New York, as trustee, relating to
                  the 9 3/8% Senior Subordinated Notes due 2006 (filed as
                  Exhibit 2.3 to the Registrant's Registration Statement on
                  Form 8-A (File No. 001-13275) and incorporated herein by
                  reference).
    4.6       --  Second Supplemental Indenture to the 1996 Indenture, dated as of September 30, 1997, by and among the Registrant, the
                  Guarantors named therein, the Additional Guarantors named
                  therein and The Bank of New York, as trustee, relating to
                  the 9 3/8% Senior Subordinated Notes due 2006 (filed as
                  Exhibit 2.4 to the Registrant's Registration Statement on
                  Form 8-A (File No. 001-13275) and incorporated herein by
                  reference).
    4.7       --  Third Supplemental Indenture to the 1996 Indenture dated
                  January 22, 1998 among the Registrant, the Guarantors named therein, the Additional Guarantor named therein and The Bank of New York, as trustee, relating to the 9 3/8% Senior
                  Subordinated Notes due 2006 (filed as Exhibit 4.7 to the
                  Registrant's Annual Report on Form 10-K, as filed with the
                  Commission on March 19, 1998, and incorporated herein by
                  reference).
    4.8       --  Fourth Supplemental Indenture to the 1996 Indenture dated
                  August 31, 1998 among the Registrant, the Guarantors named therein, the Additional Guarantors named therein and The
                  Bank of New York, as trustee, relating to the 9 3/8% Senior
                  Subordinated Notes due 2006.
    4.9       --  First Supplemental Indenture to the 1997 Indenture, dated as of September 30, 1997, by and among the Registrant, the
                  Guarantors named therein, the Additional Guarantors named
                  therein and The Bank of New York, as trustee, relating to
                  the 8 7/8% Senior Subordinated Notes due 2007 (filed as
                  Exhibit 2.7 to the Registrant's Registration Statement on
                  Form 8-A (File No. 001-13275) and incorporated herein by
                  reference).
    4.10      --  Second Supplemental Indenture to the 1997 Indenture dated
                  January 22, 1998 among the Registrant, the Guarantors named therein, the Additional Guarantor named therein and The Bank of New York, as trustee, relating to the 8 7/8% Senior
                  Subordinated Notes due 2007 (filed as Exhibit 4.9 to the
                  Registrant's Annual Report on Form 10-K, as filed with the
                  Commission on March 19, 1998, and incorporated herein by
                  reference).

   EXHIBIT
   NUMBER                                 DESCRIPTION
   -------                                -----------
    4.11      --  Third Supplemental Indenture to the 1997 Indenture dated
                  August 31, 1998 among the Registrant, the Guarantors named therein, the Additional Guarantors named therein and The
                  Bank of New York, as trustee, relating to the 8 7/8% Senior
                  Subordinated Notes due 2007.
    9.1       --  Voting Agreement dated May 4, 1990, effective April 2, 1989, between William S. Levine and Rubin Sabin (filed as Exhibit
                  9.1 to the Registrant's Form S-1 Registration Statement No.
                  33-64638 and incorporated herein by reference).
    9.2       --  Irrevocable Proxy dated as of April 2, 1989, between William
                  S. Levine and Rubin Sabin (filed as Exhibit 9.2 to the
                  Registrant's Form S-1 Registration Statement No. 33-64638
                  and incorporated herein by reference).
    9.3       --  Amended and Restated Voting Agreement dated as of August 17,
                  1993, entered into among the Registrant, William S. Levine and Gregory Riggle (filed as Exhibit 9.3 to the Registrant's
                  Form S-1 Registration Statement No. 33-64638 and
                  incorporated herein by reference).
    9.4       --  Stockholders' Agreement dated as of April 15, 1996, between
                  William S. Levine, Arte Moreno and MK-Link Investments
                  Limited Partnership (filed as Exhibit 9.4 to the
                  Registrant's Amendment No. 2 to Form S-1 Registration
                  Statement No. 333-1582 and incorporated herein by
                  reference).
   10.1       --  Fourth Amended and Restated Credit Agreement, dated as of
                  October 22, 1996, entered into among the Registrant, the
                  several lenders from time to time parties thereto and CIBC
                  Inc., as agent (filed as Exhibit 10.1 to the Registrant's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 1996 and incorporated herein by reference).
   10.2       --  Amended and Restated Securities Purchase Agreement dated as of August 17, 1993, entered into among the Registrant, TCW
                  Special Placements Fund II and TCW Capital, as Investment
                  Manager pursuant to an Investment Agreement dated as of June
                  30, 1987 (filed as Exhibit 10.2 to the Registrant's Form S-1
                  Registration Statement No. 33-64638 and incorporated herein by reference).
   10.3       --  Junior Subordinated Exchange Note dated effective as of
                  January 1, 1992, issued by the Registrant to Rubin Sabin
                  (filed as Exhibit 10.3 to the Registrant's Form S-1
                  Registration Statement No. 33-64638 and incorporated herein by reference).
   10.4       --  Intercreditor and Subordination Agreement dated as of May 4,
                  1990, among the Registrant, OS Advertising Company of Texas,
                  Inc., Outdoor Today, Inc., National Westminster Bank USA, as
                  Agent, Rubin Sabin and Elaine Sabin (filed as Exhibit 10.4 to the Registrant's Form S-1 Registration Statement No.
                  33-64638 and incorporated herein by reference).
   10.5       --  Amended and Restated Intercreditor and Subordination
                  Agreement dated as of August 17, 1993, entered into between the Registrant, Gregory Riggle, CIBC Inc. and United States
                  Trust Company of New York, as trustee (filed as Exhibit 10.5 to the Registrant's Form S-1 Registration Statement No.
                  33-64638 and incorporated herein by reference).
   10.6       --  Administrative Services Agreement dated as of June 1, 1993, between the Registrant and Camelback Services, Inc. (filed as Exhibit 10.6 to the Registrant's Form S-1 Registration
                  Statement No. 33-64638 and incorporated herein by
                  reference).*
   10.7       --  Services Agreement dated as of May 1, 1993, between the
                  Registrant, Williams Manufacturing, Inc. and J & L
                  Industries, Inc. as amended by the First Amendment thereto dated April 15, 1996, to be effective as of July 1, 1995
                  (filed as Exhibit 10.7 to the Registrant's Amendment No. 2 to Form S-1 Registration Statement No. 333-1582 and
                  incorporated herein by reference).*

   EXHIBIT
   NUMBER                                 DESCRIPTION
   -------                                -----------
   10.8       --  Amended and Restated Incentive Plan dated effective as of
                  January 1, 1988, adopted by the Registrant as amended to
                  date (filed as Exhibit 10.8 to the Registrant's Amendment
                  No. 2 to Form S-1 Registration Statement No. 333-1582 and
                  incorporated herein by reference).*
   10.9       --  Assets Purchase Agreement dated March 15, 1991, among the
                  Registrant, Naegele Outdoor Advertising, Inc., OS
                  Advertising Company of Georgia, Inc., and Morris
                  Communications Corporation, as amended by the First
                  Amendment to Assets Purchase Agreement dated as of December
                  23, 1991, among the Registrant, Naegele Outdoor Advertising,
                  Inc., OS Advertising Company of Georgia, Inc., Morris
                  Communications Corporation, and OS Advertising Company of
                  Kentucky, Inc. (filed as Exhibit 10.17 to the Registrant's
                  Form S-1 Registration Statement No. 33-64638 and
                  incorporated herein by reference).
   10.10      --  Agreement and grant of Option dated as of April 3, 1989, between the Registrant and Arthur Moreno, as amended by the
                  First Amendment to Agreement and Grant of Option dated as of
                  January 1, 1991 (filed as Exhibit 10.23 to the Registrant's
                  Form S-1 Registration Statement No. 33-64638 and
                  incorporated herein by reference).*
   10.10.1    --  Letter Agreement between Registrant and Arte Moreno
                  regarding Agreement and Grant of Option dated as of April 3,
                  1989, and First Amendment to Agreement and Grant of Option
                  dated as of January 1, 1991 (filed as Exhibit 10.10.1 to the
                  Registrant's Amendment No. 3 to Form S-1 Registration
                  Statement No. 333-1582 and incorporated herein by
                  reference).*
   10.11      --  Option Agreement dated as of January 1, 1991, between the
                  Registrant and Wally Kelly (filed as Exhibit 10.24 to the
                  Registrant's Form S-1 Registration Statement No. 33-64638
                  and incorporated herein by reference).*
   10.12      --  Senior Note Intercreditor Agreement dated as of August 17,
                  1993, entered into among TCW Special Placements Fund II, TCW
                  Capital, acting solely as investment manager pursuant to an
                  Investment Management Agreement, the Registrant and United
                  States Trust Company of New York as trustee (filed as
                  Exhibit 10.26 to the Registrant's Form S-1 Registration
                  Statement No. 33-64638 and incorporated herein by
                  reference).
   10.13      --  Bank Intercreditor Agreement dated as of August 17, 1993, entered into among TCW Special Placements Fund II, TCW
                  Capital acting solely as investment manager pursuant to an
                  Investment Management Agreement, the Registrant and CIBC
                  Inc. as agent (filed as Exhibit 10.26 to the Registrant's
                  Form S-1 Registration Statement No. 33-64638 and
                  incorporated herein by reference).
   10.14      --  Option Purchase Agreement among the Registrant and OS
                  Advertising Company of Georgia, Inc. and Capitol Outdoor
                  Acquisition Co., Inc. and Capitol Outdoor Leasing Co., Inc.,
                  dated as of July 27, 1994, as amended by the First Amendment to Option Purchase Agreement dated as of December 14, 1994
                  (filed as Exhibit 1 to the Registrant's Current Report on
                  Form 8-K dated December 19, 1994 and incorporated herein by reference).
   10.15      --  Asset Purchase Agreement between the Registrant and Eller
                  Outdoor Advertising Company of Atlanta, dated November 21,
                  1994 (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated December 19, 1994 and incorporated herein by reference).
   10.16      --  The Registrant's 1996 Omnibus Plan (filed as Exhibit 10.16 to the Registrant's Amendment No. 2 to Form S-1 Registration
                  Statement No. 333-1582 and incorporated herein by
                  reference).*
   10.17      --  Form of Incentive Stock Option Grant to be awarded to each of Wally C. Kelly and Bill M. Beverage pursuant to the terms of the Registrant's 1996 Omnibus Plan (filed as Exhibit
                  10.17 to the Registrant's Amendment No. 2 to Form S-1
                  Registration Statement No. 333-1582 and incorporated herein by reference).*

   EXHIBIT
   NUMBER                                 DESCRIPTION
   -------                                -----------
   10.18      --  Form of Stock Option Grant to be awarded to each of Arte
                  Moreno, Wally C. Kelly and Bill M. Beverage pursuant to the terms of the Registrant's 1996 Omnibus Plan (filed as
                  Exhibit 10.18 to the Registrant's Amendment No. 2 to Form
                  S-1 Registration Statement No. 333-1582 and incorporated
                  herein by reference).*
   10.19      --  Form of Incentive Plan Settlement Participant Election
                  Agreement to be entered into by each of Wally C. Kelly and
                  Bill M. Beverage pursuant to the conversion of interests in the Incentive Plan (filed as Exhibit 10.19 to the
                  Registrant's Amendment No. 3 to Form S-1 Registration
                  Statement No. 333-1582 and incorporated herein by
                  reference).*
   10.20      --  Asset Purchase Agreement dated July 9, 1996, by and between the Registrant and Gannett Co., Inc., together with the
                  Promissory Note and related Guaranty. The Exhibit contains a list briefly identifying the contents of Schedules and
                  Exhibits, some of which have been omitted. The Registrant
                  agrees to furnish supplementally a copy of any omitted
                  Schedule or Exhibit to the Commission upon request (filed as
                  Exhibit 99.1 to the Registrant's Current Report on Form 8-K
                  dated July 10, 1996 and incorporated herein by reference).
   10.21      --  Amendment No. 1 to Asset Purchase Agreement among Gannett
                  Co., Inc., Combined Communications Corporation, Gannett
                  Transit, Inc., Shelter Media Communications, Inc., Gannett
                  International Communications, Inc., and the Registrant dated as of August 12, 1996 (filed as Exhibit 99.1 to the
                  Registrant's Current Report on Form 8-K dated August 27,
                  1996 and incorporated herein by reference).
   10.22      --  Amendment No. 2 to Asset Purchase Agreement among Gannett
                  Co., Inc., Combined Communications Corporation, Gannett
                  Transit, Inc., Shelter Media Communications, Inc., Gannett
                  International Communications, Inc., and the Registrant dated as of August 19, 1996 (filed as Exhibit 99.2 to the
                  Registrant's Current Report on Form 8-K dated August 27,
                  1996 and incorporated herein by reference).
   10.23      --  Form of Option by Gannett Outdoor Co. of Texas, Inc., in
                  favor of the Registrant together with the form of Asset
                  Purchase Agreement by and between the Registrant and Gannett
                  Outdoor Co. of Texas, Inc. (filed as Exhibit 99.2 to the
                  Registrant's Current Report on Form 8-K dated July 10, 1996 and incorporated herein by reference).
   10.24      --  Senior Subordinated Credit Agreement dated July 9, 1996, by and among the Registrant, the guarantors named therein, the lenders named therein, and Canadian Imperial Bank of
                  Commerce together with the forms of Bridge Note and Term
                  Note. The Exhibit contains a list briefly identifying the
                  contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted Schedule or Exhibit to the Commission
                  upon request (filed as Exhibit 99.4 to the Registrant's
                  Current Report on Form 8-K dated July 10, 1996 and
                  incorporated herein by reference).
   10.25      --  Form of Indenture by and among the Registrant, the
                  subsidiary guarantors named therein, and a trustee to be
                  selected by the Registrant (filed as Exhibit 99.5 to the
                  Registrant's Current Report on Form 8-K dated July 10, 1996 and incorporated herein by reference).
   10.26      --  First Supplemental Indenture dated as of August 22, 1996, by and between the Registrant and United States Trust Company of New York (filed as Exhibit 99.5 to the Registrant's
                  Current Report on Form 8-K dated August 27, 1996 and
                  incorporated herein by reference).

   EXHIBIT
   NUMBER                                 DESCRIPTION
   -------                                -----------
   10.27      --  Securities Purchase Agreement dated July 9, 1996, by and between the Registrant and CIBC WG Argosy Merchant Fund 2,
                  L.L.C. The Exhibit contains a list briefly identifying the contents of Schedules and Exhibits which have been omitted.
                  The Registrant agrees to furnish supplementally a copy of
                  any omitted Schedule or Exhibit to the Commission upon
                  request (filed as Exhibit 99.6 to the Registrant's Current
                  Report on Form 8-K dated July 10, 1996 and incorporated
                  herein by reference).
   10.28      --  Form of Certificate of Designations of Senior Increasing
                  Rate Cumulative Preferred Stock, Series A (filed as Exhibit
                  99.7 to the Registrant's Current Report on Form 8-K dated
                  July 10, 1996 and incorporated herein by reference).
   10.29      --  Form of Warrant Agreement by and between the Registrant and a Warrant Agent to be selected by the Registrant (filed as
                  Exhibit 99.8 to the Registrant's Current Report on Form 8-K
                  dated July 10, 1996 and incorporated herein by reference).
   10.30      --  Form of Registration Rights Agreement by and among the
                  Registrant, the guarantors names therein, and the holders
                  name therein (filed as Exhibit 99.9 to the Registrant's
                  Current Report on Form 8-K dated July 10, 1996 and
                  incorporated herein by reference).
   10.31      --  Form of Common Stock Registration Rights Agreement by and
                  between the Registrant and CIBC WG Argosy Merchant Form 2,
                  L.L.C. (filed as Exhibit 99.10 to the Registrant's Current
                  Report on Form 8-K dated July 10, 1996 and incorporated
                  herein by reference).
   10.32      --  Underwriting Agreement dated August 19, 1996 by and among the Registrant and Alex. Brown & Sons Incorporated, CIBC
                  Wood Gundy Securities Corp. and Donaldson, Lufkin & Jenrette
                  Securities Corporation (filed as Exhibit 99.3 to the
                  Registrant's Current Report on Form 8-K dated August 27,
                  1996 and incorporated herein by reference).
   10.33      --  Asset Purchase Agreement between RailCom, Ltd. and the
                  Registrant dated May 8, 1996 (filed as Exhibit 2.1 to the
                  Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference).
   10.34      --  Purchase and Sales Agreement Between CSX Realty Development
                  Corporation, The Three Rivers Railway Company, The Atlantic
                  Land and Improvement Company, Winston-Salem Southbound
                  Railway Company, Gainesville Midland Railroad Company, and
                  Richmond, Fredericksburg and Potomac Railway Company and
                  RailCom, Ltd. dated January 23, 1996, as amended March 29,
                  1996, and May 21, 1996 (filed as Exhibit 2.2.1 to the
                  Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference).
   10.35      --  Amendment to Purchase Agreement, dated March 29, 1996 (filed as Exhibit 2.2.2 to the Registrant's Current Report on Form
                  8-K dated May 22, 1996 and incorporated herein by
                  reference).
   10.36      --  Second Amendment to Purchase Agreement dated May 21, 1996
                  (filed as Exhibit 2.2.3 to the Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by
                  reference).
   10.37      --  Grant of Easement and Agreement dated May 21, 1996 (filed as
                  Exhibit 2.3 to the Registrant's Current Report on Form 8-K
                  dated May 22, 1996 and incorporated herein by reference).
   10.38      --  Assignment of License Agreements, dated May 21, 1996 (filed as Exhibit 2.4 to the Registrant's Current Report on Form
                  8-K dated May 22, 1996 and incorporated herein by
                  reference).
   10.39      --  Assignment and Assumption Agreement dated May 22, 1996
                  (filed as Exhibit 2.5 to the Registrant's Current Report on
                  Form 8-K dated May 22, 1996 and incorporated herein by
                  reference).

   EXHIBIT
   NUMBER                                 DESCRIPTION
   -------                                -----------
   10.41      --  Underwriting Agreement dated October 9, 1996 by and among the Registrant, its United States subsidiaries, CIBC Wood
                  Gundy Securities Corp. and Alex. Brown & Sons Incorporated
                  (filed as Exhibit 99.2 to the Registrant's Current Report on
                  Form 8-K dated October 9, 1996 and incorporated herein by
                  reference).
   10.42      --  Agreement of Purchase and Sale dated April 30, 1997 by and between the Registrant and Minnesota Mining and
                  Manufacturing Company. The Exhibit contains a list briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
                  supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.1 to the
                  Registrant's Form S-3 Registration Statement (Reg. No.
                  333-26407) and incorporated herein by reference).
   10.43      --  Stock Purchase Agreement dated April 11, 1997 by and among the Registrant, Van Wagner Communications, Inc., Richard M.
                  Schaps and Jason Perline. The Exhibit contains a list
                  briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to
                  furnish supplementally a copy of any omitted Schedule or
                  Exhibit to the Commission upon request (filed as Exhibit
                  99.2 to the Registrant's Form S-3 Registration Statement
                  (Reg. No. 333-26407) and incorporated herein by reference).
   10.44      --  Signboard Easements Sale Agreement dated March 21, 1997 between the Registrant and the Burlington Northern and Santa
                  Fe Railway Company. The Exhibit contains a list briefly
                  identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
                  supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.3 to the
                  Registrant's Form S-3 Registration Statement (Reg. No.
                  333-26407) and incorporated herein by reference).
   10.45      --  Asset Purchase Agreement dated as of February 24, 1997 by and between the Registrant and GRTP, Ltd. The Exhibit
                  contains a list briefly identifying the contents of
                  Schedules and Exhibits, some of which have been omitted. The
                  Registrant agrees to furnish supplementally a copy of any
                  omitted Schedule or Exhibit to the Commission upon request
                  (filed as Exhibit 99.4 to the Registrant's Form S-3
                  Registration Statement (Reg. No. 333-26407) and incorporated herein by reference).
   10.46      --  Joint Venture Asset Purchase Agreement dated as of February
                  28, 1997 by and between the Registrant and Reynolds/Tower
                  Outdoor Sign Joint Venture. The Exhibit contains a list
                  briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to
                  furnish supplementally a copy of any omitted Schedule or
                  Exhibit to the Commission upon request (filed as Exhibit
                  99.5 to the Registrant's Form S-3 Registration Statement
                  (Reg. No. 333-26407) and incorporated herein by reference).
   10.47      --  Joint Venture Asset Purchase Agreement dated as of February
                  28, 1997 by and between the Registrant and Reynolds/McCrary
                  Joint Venture. The Exhibit contains a list briefly
                  identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
                  supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.6 to the
                  Registrant's Form S-3 Registration Statement (Reg. No.
                  333-26407) and incorporated herein by reference).
   10.48      --  Joint Venture Asset Purchase Agreement dated as of February
                  28, 1997 by and between the Registrant and RV Outdoor Sign
                  Joint Venture. The Exhibit contains a list briefly
                  identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant Agrees to furnish
                  supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.7 to the
                  Registrant's Registration Statement on Form S-3 (Reg. No.
                  333-26407) and incorporated herein by reference).

   EXHIBIT
   NUMBER                                 DESCRIPTION
   -------                                -----------
   10.49      --  Asset Purchase Agreement dated as of January 21, 1997 by and among the Registrant and Scadron Enterprises, Robert B.
                  Scadron, Jeffrey Scadron and Barry Scadron. The Exhibit
                  contains a list briefly identifying the contents of
                  Schedules and Exhibits, some of which have been omitted. The
                  Registrant Agrees to furnish supplementally a copy of any
                  omitted Schedule or Exhibit to the Commission upon request
                  (filed as Exhibit 99.8 to the Registrant's Registration
                  Statement on Form S-3 (Reg. No. 333-26407) and incorporated herein by reference).
   10.50      --  Asset Purchase Agreement dated as of December 27, 1996 by and among the Registrant, Villepigue Outdoor Advertising
                  Corporation, Villepigue International Advertising, Inc.,
                  S.B. Properties, Inc., Third & Eighth Realty Corp. and
                  Mobile Outdoor Media, Inc. The Exhibit contains a list
                  briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant Agrees to
                  furnish supplementally a copy of any omitted Schedule or
                  Exhibit to the Commission upon request (filed as Exhibit
                  99.9 to the Registrant's Registration Statement on Form S-3
                  (Reg. No. 333-26407) and incorporated herein by reference).
   10.51      --  Amendment dated as of March 12, 1997 to the Fourth amended and Restated Credit Agreement dated as of October 22, 1996, among the Registrant, Mediacom Inc., the several banks and other financial institutions parties thereto and Canadian
                  Imperial Bank of Commerce as administrative agent (filed as
                  Exhibit 99.10 to the Registrant's Registration Statement on
                  Form S-3 (Reg. No. 333-26407) and incorporated herein by
                  reference).
   10.52      --  Second Amendment dated as of May 9, 1997 to the Fourth
                  Amended and Restated Credit Agreement dated as of October
                  22, 1996, as amended, among the Registrant, Mediacom Inc., the several banks and other financial institutions parties thereto and Canadian Imperial Bank of Commerce as
                  administrative agent (filed as Exhibit 99.11 to the
                  Registrant's Registration Statement on Form S-3 (Reg. No.
                  333-26407) and incorporated herein by reference).
   10.53      --  Amendment No. 1 dated as of May 22, 1997 to Stock Purchase
                  Agreement dated April 11, 1997 by and among Richard M.
                  Schaps, Jason Perline, Van Wagner Communications, Inc. and
                  the Registrant (filed as Exhibit 99.1 to the Registrant's
                  Current Report on Form 8-K dated May 28, 1997 and
                  incorporated herein by reference).
   10.54      --  Underwriting Agreement dated May 22, 1997 by and among the
                  Registrant, the selling stockholders named therein, Alex.
                  Brown & Sons Incorporated, Donaldson, Lufkin & Jenrette
                  Securities Corporation, CIBC Wood Gundy Securities Corp.,
                  Montgomery Securities and Prudential Securities Corporation
                  (filed as Exhibit 99.2 to the Registrant's Current Report on
                  Form 8-K dated May 28, 1997 and incorporated herein by
                  reference).
   10.55      --  Amendment No. 1 dated June 2, 1997 to Underwriting Agreement dated May 22, 1997 by and among the Registrant, the selling stockholders named therein, Alex. Brown & Sons Incorporated,
                  Donaldson, Lufkin & Jenrette Securities Corporation, CIBC
                  Wood Gundy Securities Corp., Montgomery Securities and
                  Prudential Securities Corporation (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated June 4,
                  1997 and incorporated herein by reference).
   10.56      --  Purchase Agreement dated June 17, 1997 among the Registrant, its United States subsidiaries, CIBC Wood Gundy Securities
                  Corp., Alex. Brown & Sons Incorporated and Donaldson, Lufkin
                  & Jenrette Securities Corporation (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-4 (Reg.
                  No. 333-30957) and incorporated herein by reference).

   EXHIBIT
   NUMBER                                 DESCRIPTION
   -------                                -----------
   10.57      --  Registration Rights Agreement dated June 17, 1997 among the
                  Registrant, the Guarantors named therein, CIBC Wood Gundy
                  Securities Corp., Alex. Brown & Sons Incorporated and
                  Donaldson, Lufkin & Jenrette Securities Corporation (filed as Exhibit 99.2 to the Registrant's Registration Statement
                  on Form S-4 (Reg. No. 333-30957) and incorporated herein by reference).
   10.58      --  Asset Purchase Agreement dated August 15, 1997, by and between the Registrant and The Lamar Corporation (filed as
                  Exhibit 99.2 to the Registrant's Current Report on Form 8-K
                  dated August 29, 1997 and incorporated herein by reference).
   10.59      --  Fifth Amended and Restated Credit Agreement, dated as of
                  August 15, 1997, among the Registrant, Mediacom Inc., the
                  several lenders parties thereto and Canadian Imperial Bank of Commerce, as agent (filed as Exhibit 99.3 to the
                  Registrant's Current Report on Form 8-K dated August 29,
                  1997 and incorporated herein by reference).
   10.60      --  1966 Non-Employee Director Stock Option Plan (filed as
                  Exhibit 99.3 to the Registrant's Registration Statement on
                  Form S-8 (Reg. No. 333-38589) and incorporated herein by
                  reference).*
   10.61      --  Stock Purchase Agreement dated November 7, 1997 among the
                  Registrant, Salm Enterprises, Inc., Joslyn Stuart and
                  Hillary Salm. The Exhibit contains a list briefly
                  identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
                  supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 10.61 to the
                  Registrant's Annual Report on Form 10-K, as filed with the
                  Commission on March 19, 1998, and incorporated herein by
                  reference).
   10.62      --  Asset Purchase Agreement dated November 25, 1997 by and between the Registrant and Outdoor Media Group, Inc. The
                  Exhibit contains a list briefly identifying the contents of
                  Schedules and Exhibits, some of which have been omitted. The
                  Registrant agrees to furnish supplementally a copy of any
                  omitted Schedule or Exhibit to the Commission upon request
                  (filed as Exhibit 10.62 to the Registrant's Annual Report on
                  Form 10-K, as filed with the Commission on March 19, 1998, and incorporated herein by reference).
   10.63      --  Incentive Bonus Plan for the Chief Executive Officer (filed as Annex A to the Registrant's Proxy Statement dated April
                  30, 1997, and incorporated herein by reference).*
   10.64      --  Amendment dated as of March 17, 1998, to the Fifth Amended and Restated Credit Agreement dated as of August 15, 1997, among the Registrant, Mediacom, Inc., the several banks and other financial institutions parties thereto and Canadian
                  Imperial Bank of Commerce, as administrative agent (filed as
                  Exhibit 99.1 to the Registrant's Quarterly Report on Form
                  10-Q, as filed with the Commission on May 11, 1998, and
                  incorporated herein by reference).
   10.65      --  Asset Purchase Agreement dated as of April 8, 1998, by and among the Registrant, the Barbara Shop, Inc. d/b/a
                  Philadelphia Outdoor and Leslie Kaplan. The Exhibit contains a list briefly identifying the contents of Schedules and
                  Exhibits, some of which have been omitted. The Registrant
                  agrees to furnish supplementally a copy of any omitted
                  Schedule or Exhibit to the Commission upon request (filed as
                  Exhibit 99.2 to the Registrant's Quarterly Report on Form
                  10-Q, as filed with the Commission on May 11, 1998, and
                  incorporated herein by reference).
   10.66      --  Assumption and Amendment Agreement dated as of April 15,
                  1998, made by Salm Enterprises, Inc. and Atlantic Prospect,
                  Inc. in favor of Canadian Imperial Bank of Commerce, as
                  administrative agent (filed as Exhibit 99.3 to the
                  Registrant's Quarterly Report on Form 10-Q, as filed with
                  the Commission on May 11, 1998, and incorporated herein by reference).

   EXHIBIT
   NUMBER                                 DESCRIPTION
   -------                                -----------
   10.67      --  Agreement and Plan of Merger dated as of May 19, 1998, by and among the Registrant, Gator Outdoor Advertising, Inc.,
                  GATOA, Inc., and Peter D. Sleiman, Anthony T. Sleiman,
                  Joseph E. Sleiman and Eli T. Sleiman, Jr. (filed as Exhibit
                  99.1 to the Registrant's Registration Statement on Form S-3
                  (Reg. No. 333-53113) and incorporated herein by reference).
   10.68      --  Asset Purchase and Assignment Agreement dated June 4, 1998, among the Registrant, Vendor S.A. de C.V., Outdoor Systems
                  Mexico, S.A. de C.V., Promoindustrias Metropolitanas, S.A.
                  de C.V., Televisa, S.A. de C.V., and Francisco A. Gonzales
                  Sanchez (filed as Exhibit 99.1 to the Registrant's Current
                  Report on Form 8-K dated July 16, 1998 and incorporated
                  herein by reference).
   10.69      --  Stock Purchase Agreement dated July 1, 1998, between Vendor
                  S.A. de C.V. and Outdoor Systems Mexico, S.A. de C.V. (filed as Exhibit 99.2 to the Registrant's Current Report on Form
                  8-K dated July 16, 1998 and incorporated herein by
                  reference).
   10.70      --  Asset Purchase and Assignment Agreement dated June 4, 1998, among the Registrant, Multimedios Estrellas de Oro, S.A. de
                  C.V., MM Billboard, S.A. de C.V., Outdoor Systems Mexico,
                  S.A. de C.V. and Francisco A. Gonzales Sanchez (filed as
                  Exhibit 99.3 to the Registrant's Current Report on Form 8-K
                  dated July 16, 1998 and incorporated herein by reference).
   10.71      --  Amendment and Consent, dated as of June 18, 1998, to the
                  Fifth Amended and Restated Credit Agreement, dated as of
                  August 15, 1997, among the Registrant, Mediacom, Inc., the several banks and other financial institutions from time to time parties thereto and Canadian Imperial Bank of Commerce, as administrative agent.
   10.72      --  Third Amendment, dated as of November 4, 1998, to the Fifth
                  Amended and Restated Credit Agreement, dated as of August
                  15, 1997, among the Registrant, Mediacom, Inc., the several banks and other financial institutions from time to time
                  parties thereto and Canadian Imperial Bank of Commerce, as administrative agent.
   10.73      --  Fourth Amendment, dated as of December 15, 1998, to the
                  Fifth Amended and Restated Credit Agreement, dated as of
                  August 15, 1997, among the Registrant, Mediacom, Inc., the several banks and other financial institutions from time to time parties thereto and Canadian Imperial Bank of Commerce, as administrative agent.
   10.74      --  Fifth Amendment, dated as of February 3, 1999, to the Fifth
                  Amended and Restated Credit Agreement, dated as of August
                  15, 1997, among the Registrant, Mediacom, Inc., the several banks and other financial institutions from time to time
                  parties thereto and Canadian Imperial Bank of Commerce, as administrative agent.
   21.1       --  Subsidiaries of the Registrant
   23.1       --  Consent of Deloitte & Touche LLP
   27         --  Financial Data Schedule

---------------
* Indicates management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

         Current Report on Form 8-K/A dated September 10, 1998 (July 1, 1998) amending Item 7 of the Current Report on Form 8-K dated July 16, 1998, reporting the completion of the acquisition of substantially all of the assets of Vendor, S.A. de C.V. and MM Billboard, S.A. de C.V.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Phoenix, State of Arizona, on the 18th day of March 1999.

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

                             OUTDOOR SYSTEMS, INC.


          By: /s/ ARTURO R. MORENO                 Date: March 18, 1999
--------------------------------------------
              Arturo R. Moreno
           President and Director
       (Principal Executive Officer)

         By: /s/ WILLIAM S. LEVINE                 Date: March 18, 1999
--------------------------------------------
             William S. Levine
           Chairman and Director

          By: /s/ BILL M. BEVERAGE                 Date: March 18, 1999
--------------------------------------------
              Bill M. Beverage
  Secretary, Treasurer and Chief Financial
                  Officer
(Principal Financial and Accounting Officer)

         By: /s/ BRIAN J. O'CONNOR                 Date: March 18, 1999
--------------------------------------------
             Brian J. O'Connor
                  Director

       By: /s/ STEPHEN F. BUTTERFIELD              Date: March 18, 1999
--------------------------------------------
           Stephen F. Butterfield
                  Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Outdoor Systems, Inc.
Phoenix, Arizona

     We have audited the consolidated financial statements of Outdoor Systems, Inc. as of December 31, 1997 and 1998, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 2, 1999; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Outdoor Systems, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 2, 1999

                     OUTDOOR SYSTEMS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                      ADDITIONS
                                                 --------------------
                                   BALANCE AT    CHARGED TO                                   BALANCE
                                   BEGINNING     COSTS AND                                    AT END
           DESCRIPTION             OF PERIOD      EXPENSES     OTHER        DEDUCTIONS       OF PERIOD
           -----------             ----------    ----------    ------       ----------       ---------
1996
  Allowance for Doubtful
     Accounts....................   $ 1,010        $2,492      $2,726(2)     $  (830)(1)      $ 5,398
                                    =======        ======      ======        =======          =======
1997
  Allowance for Doubtful
     Accounts....................   $ 5,398        $4,129      $5,677(2)     $(1,354)(1)      $13,850
                                    =======        ======      ======        =======          =======
1998
  Allowance for Doubtful
     Accounts....................   $13,850        $6,530      $2,738(2)     $(2,807)(1)      $20,311
                                    =======        ======      ======        =======          =======

---------------
(1)  Represents accounts receivable write-offs.

(2) Amount represents reserve at date of acquisition related to accounts receivable in the working capital of companies acquired.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1       --  Fourth Amended and Restated Certificate of Incorporation, as
               amended (filed as Exhibit 3.1 to Amendment No. 1 to the
               Registrant's Registration Statement on Form S-3 (Reg. No.
               333-53113) and incorporated herein by reference).
 3.2       --  Amended and Restated Bylaws (filed as Exhibit 3.2 to the
               Registrant's Amendment No. 2 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).
 4.1       --  Specimen Common Stock Certificate of the Registrant (filed as Exhibit 4.1 to the Registrant's Amendment No. 2 to Form
               S-1 Registration Statement (Reg. No. 333-1582) and
               incorporated herein by reference).
 4.2       --  Indenture (filed as Exhibit 4.2 to the Registrant's Form S-1
               Registration Statement No. 33-64638 and incorporated herein by reference).
 4.3       --  Indenture dated October 15, 1996, (the "1996 Indenture"), by and among the Registrant, its United States subsidiaries and
               The Bank of New York, as trustee (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated October 9,
               1996 and incorporated herein by reference).
 4.4       --  Indenture dated as of June 23, 1997 (the "1997 Indenture")
               among the Registrant, its United States subsidiaries and The
               Bank of New York, as trustee, relating to the 8 7/8% Senior
               Subordinated Notes due 2007 (filed as Exhibit 4.2 to the
               Registrant's Registration Statement on Form S-4 (Reg. No.
               333-30957) and incorporated herein by reference).
 4.5       --  First Supplemental Indenture to the 1996 Indenture, dated as of June 23, 1997, by and among the Registrant, the
               Guarantors named therein, the Additional Guarantors named
               therein and The Bank of New York, as trustee, relating to
               the 9 3/8% Senior Subordinated Notes due 2006 (filed as
               Exhibit 2.3 to the Registrant's Registration Statement on
               Form 8-A (File No. 001-13275) and incorporated herein by
               reference).
 4.6       --  Second Supplemental Indenture to the 1996 Indenture, dated as of September 30, 1997, by and among the Registrant, the
               Guarantors named therein, the Additional Guarantors named
               therein and The Bank of New York, as trustee, relating to
               the 9 3/8% Senior Subordinated Notes due 2006 (filed as
               Exhibit 2.4 to the Registrant's Registration Statement on
               Form 8-A (File No. 001-13275) and incorporated herein by
               reference).
 4.7       --  Third Supplemental Indenture to the 1996 Indenture dated
               January 22, 1998 among the Registrant, the Guarantors named therein, the Additional Guarantor named therein and the Bank of New York, as trustee, relating to the 9 3/8% Senior
               Subordinated Notes due 2006 (filed as Exhibit 4.7 to the
               Registrant's Annual Report on Form 10-K, as filed with the
               Commission on March 19, 1998, and incorporated herein by
               reference).
 4.8       --  Fourth Supplemental Indenture to the 1996 Indenture dated
               August 31, 1998 among the Registrant, the Guarantors named therein, the Additional Guarantors named therein and The
               Bank of New York, as trustee, relating to the 9 3/8% Senior
               Subordinated Notes due 2006.
 4.9       --  First Supplemental Indenture to the 1997 Indenture, dated as of September 30, 1997, by and among the Registrant, the
               Guarantors named therein, the Additional Guarantors named
               therein and the Bank of New York, as trustee, relating to
               the 8 7/8% Senior Subordinated Notes due 2007 (filed as
               Exhibit 2.7 to the Registrant's Registration Statement on
               Form 8-A (File No. 001-13275) and incorporated herein by
               reference).
 4.10      --  Second Supplemental Indenture to the 1997 Indenture dated
               January 22, 1998 among the Registrant, the Guarantors named therein, the Additional Guarantor named therein and the Bank of New York, as trustee, relating to the 8 7/8% Senior
               Subordinated Notes due 2007 (filed as Exhibit 4.9 to the
               Registrant's Annual Report on Form 10-K, as filed with the
               Commission on March 19, 1998, and incorporated herein by
               reference).
 4.11      --  Third Supplemental Indenture to the 1997 Indenture dated
               August 31, 1998 among the Registrant, the Guarantors named therein, the Additional Guarantors named therein and The
               Bank of New York, as trustee, relating to the 8 7/8% Senior
               Subordinated Notes due 2007.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 9.1       --  Voting Agreement dated May 4, 1990, effective April 2, 1989, between William S. Levine and Rubin Sabin (filed as Exhibit
               9.1 to the Registrant's Form S-1 Registration Statement No.
               33-64638 and incorporated herein by reference).
 9.2       --  Irrevocable Proxy dated as of April 2, 1989, between William
               S. Levine and Rubin Sabin (filed as Exhibit 9.2 to the
               Registrant's Form S-1 Registration Statement No. 33-64638
               and incorporated herein by reference).
 9.3       --  Amended and Restated Voting Agreement dated as of August 17,
               1993, entered into among the Registrant, William S. Levine and Gregory Riggle (filed as Exhibit 9.3 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).
 9.4       --  Stockholders' Agreement dated as of April 15, 1996, between
               William S. Levine, Arte Moreno and MK-Link Investments
               Limited Partnership (filed as Exhibit 9.4 to the
               Registrant's Amendment No. 2 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).
10.1       --  Fourth Amended and Restated Credit Agreement, dated as of
               October 22, 1996, entered into among the Registrant, the
               several lenders from time to time parties thereto and CIBC
               Inc., as agent (filed as Exhibit 10.1 to the Registrant's
               Quarterly Report on Form 10-Q for the period ended September
               30, 1996 and incorporated herein by reference).
10.2       --  Amended and Restated Securities Purchase Agreement dated as of August 17, 1993, entered into among the Registrant, TCW
               Special Placements Fund II and TCW Capital, as Investment
               Manager pursuant to an Investment Agreement dated as of June
               30, 1987 (filed as Exhibit 10.2 to the Registrant's Form S-1
               Registration Statement No. 33-64638 and incorporated herein by reference).
10.3       --  Junior Subordinated Exchange Note dated effective as of
               January 1, 1992, issued by the Registrant to Rubin Sabin
               (filed as Exhibit 10.3 to the Registrant's Form S-1
               Registration Statement No. 33-64638 and incorporated herein by reference).
10.4       --  Intercreditor and Subordination Agreement dated as of May 4,
               1990, among the Registrant, OS Advertising Company of Texas,
               Inc., Outdoor Today, Inc., National Westminster Bank USA, as
               Agent, Rubin Sabin and Elaine Sabin (filed as Exhibit 10.4 to the Registrant's Form S-1 Registration Statement No.
               33-64638 and incorporated herein by reference).
10.5       --  Amended and Restated Intercreditor and Subordination
               Agreement dated as of August 17, 1993, entered into between the Registrant, Gregory Riggle, CIBC Inc. and United States
               Trust Company of New York, as trustee (filed as Exhibit 10.5 to the Registrant's Form S-1 Registration Statement No.
               33-64638 and incorporated herein by reference).
10.6       --  Administrative Services Agreement dated as of June 1, 1993, between the Registrant and Camelback Services, Inc. (filed as Exhibit 10.6 to the Registrant's Form S-1 Registration
               Statement No. 33-64638 and incorporated herein by
               reference).*
10.7       --  Services Agreement dated as of May 1, 1993, between the
               Registrant, Williams Manufacturing, Inc. and J & L
               Industries, Inc. as amended by the First Amendment thereto dated April 15, 1996, to be effective as of July 1, 1995
               (filed as Exhibit 10.7 to the Registrant's Amendment No. 2 to Form S-1 Registration Statement No. 333-1582 and
               incorporated herein by reference).*
10.8       --  Amended and Restated Incentive Plan dated effective as of
               January 1, 1988, adopted by the Registrant as amended to
               date (filed as Exhibit 10.8 to the Registrant's Amendment
               No. 2 to Form S-1 Registration Statement No. 333-1582 and
               incorporated herein by reference).*
10.9       --  Assets Purchase Agreement dated March 15, 1991, among the
               Registrant, Naegele Outdoor Advertising, Inc., OS
               Advertising Company of Georgia, Inc., and Morris
               Communications Corporation, as amended by the First
               Amendment to Assets Purchase Agreement dated as of December
               23, 1991, among the Registrant, Naegele Outdoor Advertising,
               Inc., OS Advertising Company of Georgia, Inc., Morris
               Communications Corporation, and OS Advertising Company of
               Kentucky, Inc. (filed as Exhibit 10.17 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.10      --  Agreement and grant of Option dated as of April 3, 1989, between the Registrant and Arthur Moreno, as amended by the
               First Amendment to Agreement and Grant of Option dated as of
               January 1, 1991 (filed as Exhibit 10.23 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).*
10.10.1    --  Letter Agreement between Registrant and Arte Moreno
               regarding Agreement and Grant of Option dated as of April 3,
               1989, and First Amendment to Agreement and Grant of Option
               dated as of January 1, 1991 (filed as Exhibit 10.10.1 to the
               Registrant's Amendment No. 3 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).*
10.11      --  Option Agreement dated as of January 1, 1991, between the
               Registrant and Wally Kelly (filed as Exhibit 10.24 to the
               Registrant's Form S-1 Registration Statement No. 33-64638
               and incorporated herein by reference).*
10.12      --  Senior Note Intercreditor Agreement dated as of August 17,
               1993, entered into among TCW Special Placements Fund II, TCW
               Capital, acting solely as investment manager pursuant to an
               Investment Management Agreement, the Registrant and United
               States Trust Company of New York as trustee (filed as
               Exhibit 10.26 to the Registrant's Form S-1 Registration
               Statement No. 33-64638 and incorporated herein by
               reference).
10.13      --  Bank Intercreditor Agreement dated as of August 17, 1993, entered into among TCW Special Placements Fund II, TCW
               Capital acting solely as investment manager pursuant to an
               Investment Management Agreement, the Registrant and CIBC
               Inc. as agent (filed as Exhibit 10.26 to the Registrant's
               Form S-1 Registration Statement No. 33-64638 and
               incorporated herein by reference).
10.14      --  Option Purchase Agreement among the Registrant and OS
               Advertising Company of Georgia, Inc. and Capitol Outdoor
               Acquisition Co., Inc. and Capitol Outdoor Leasing Co., Inc.,
               dated as of July 27, 1994, as amended by the First Amendment to Option Purchase Agreement dated as of December 14, 1994
               (filed as Exhibit 1 to the Registrant's Current Report on
               Form 8-K dated December 19, 1994 and incorporated herein by reference).
10.15      --  Asset Purchase Agreement between the Registrant and Eller
               Outdoor Advertising Company of Atlanta, dated November 21,
               1994 (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated December 19, 1994 and incorporated herein by reference).
10.16      --  The Registrant's 1996 Omnibus Plan (filed as Exhibit 10.16 to the Registrant's Amendment No. 2 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).*
10.17      --  Form of Incentive Stock Option Grant to be awarded to each of Wally C. Kelly and Bill M. Beverage pursuant to the terms of the Registrant's 1996 Omnibus Plan (filed as Exhibit
               10.17 to the Registrant's Amendment No. 2 to Form S-1
               Registration Statement No. 333-1582 and incorporated herein by reference).*
10.18      --  Form of Stock Option Grant to be awarded to each of Arte
               Moreno, Wally C. Kelly and Bill M. Beverage pursuant to the terms of the Registrant's 1996 Omnibus Plan (filed as
               Exhibit 10.18 to the Registrant's Amendment No. 2 to Form
               S-1 Registration Statement No. 333-1582 and incorporated
               herein by reference).*
10.19      --  Form of Incentive Plan Settlement Participant Election
               Agreement to be entered into by each of Wally C. Kelly and
               Bill M. Beverage pursuant to the conversion of interests in the Incentive Plan (filed as Exhibit 10.19 to the
               Registrant's Amendment No. 3 to Form S-1 Registration
               Statement No. 333-1582 and incorporated herein by
               reference).*
10.20      --  Asset Purchase Agreement dated July 9, 1996, by and between the Registrant and Gannett Co., Inc., together with the
               Promissory Note and related Guaranty. The Exhibit contains a list briefly identifying the contents of Schedules and
               Exhibits, some of which have been omitted. The Registrant
               agrees to furnish supplementally a copy of any omitted
               Schedule or Exhibit to the Commission upon request (filed as
               Exhibit 99.1 to the Registrant's Current Report on Form 8-K
               dated July 10, 1996 and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.21      --  Amendment No. 1 to Asset Purchase Agreement among Gannett
               Co., Inc., Combined Communications Corporation, Gannett
               Transit, Inc., Shelter Media Communications, Inc., Gannett
               International Communications, Inc., and the Registrant dated as of August 12, 1996 (filed as Exhibit 99.1 to the
               Registrant's Current Report on Form 8-K dated August 27,
               1996 and incorporated herein by reference).
10.22      --  Amendment No. 2 to Asset Purchase Agreement among Gannett
               Co., Inc., Combined Communications Corporation, Gannett
               Transit, Inc., Shelter Media Communications, Inc., Gannett
               International Communications, Inc., and the Registrant dated as of August 19, 1996 (filed as Exhibit 99.2 to the
               Registrant's Current Report on Form 8-K dated August 27,
               1996 and incorporated herein by reference).
10.23      --  Form of Option by Gannett Outdoor Co. of Texas, Inc., in
               favor of the Registrant together with the form of Asset
               Purchase Agreement by and between the Registrant and Gannett
               Outdoor Co. of Texas, Inc. (filed as Exhibit 99.2 to the
               Registrant's Current Report on Form 8-K dated July 10, 1996 and incorporated herein by reference).
10.24      --  Senior Subordinated Credit Agreement dated July 9, 1996, by and among the Registrant, the guarantors named therein, the lenders named therein, and Canadian Imperial Bank of
               Commerce together with the forms of Bridge Note and Term
               Note. The Exhibit contains a list briefly identifying the
               contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish supplementally a copy of any omitted Schedule or Exhibit to the Commission
               upon request (filed as Exhibit 99.4 to the Registrant's
               Current Report on Form 8-K dated July 10, 1996 and
               incorporated herein by reference).
10.25      --  Form of Indenture by and among the Registrant, the
               subsidiary guarantors named therein, and a trustee to be
               selected by the Registrant (filed as Exhibit 99.5 to the
               Registrant's Current Report on Form 8-K dated July 10, 1996 and incorporated herein by reference).
10.26      --  First Supplemental Indenture dated as of August 22, 1996, by and between the Registrant and United States Trust Company of New York (filed as Exhibit 99.5 to the Registrant's
               Current Report on Form 8-K dated August 27, 1996 and
               incorporated herein by reference).
10.27      --  Securities Purchase Agreement dated July 9, 1996, by and between the Registrant and CIBC WG Argosy Merchant Fund 2,
               L.L.C. The Exhibit contains a list briefly identifying the contents of Schedules and Exhibits which have been omitted.
               The Registrant agrees to furnish supplementally a copy of
               any omitted Schedule or Exhibit to the Commission upon
               request (filed as Exhibit 99.6 to the Registrant's Current
               Report on Form 8-K dated July 10, 1996 and incorporated
               herein by reference).
10.28      --  Form of Certificate of Designations of Senior Increasing
               Rate Cumulative Preferred Stock, Series A (filed as Exhibit
               99.7 to the Registrant's Current Report on Form 8-K dated
               July 10, 1996 and incorporated herein by reference).
10.29      --  Form of Warrant Agreement by and between the Registrant and a Warrant Agent to be selected by the Registrant (filed as
               Exhibit 99.8 to the Registrant's Current Report on Form 8-K
               dated July 10, 1996 and incorporated herein by reference).
10.30      --  Form of Registration Rights Agreement by and among the
               Registrant, the guarantors names therein, and the holders
               name therein (filed as Exhibit 99.9 to the Registrant's
               Current Report on Form 8-K dated July 10, 1996 and
               incorporated herein by reference).
10.31      --  Form of Common Stock Registration Rights Agreement by and
               between the Registrant and CIBC WG Argosy Merchant Form 2,
               L.L.C. (filed as Exhibit 99.10 to the Registrant's Current
               Report on Form 8-K dated July 10, 1996 and incorporated
               herein by reference).
10.32      --  Underwriting Agreement dated August 19, 1996 by and among the Registrant and Alex. Brown & Sons Incorporated, CIBC
               Wood Gundy Securities Corp. and Donaldson, Lufkin & Jenrette
               Securities Corporation (filed as Exhibit 99.3 to the
               Registrant's Current Report on Form 8-K dated August 27,
               1996 and incorporated herein by reference).
10.33      --  Asset Purchase Agreement between RailCom, Ltd. and the
               Registrant dated May 8, 1996 (filed as Exhibit 2.1 to the
               Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.34      --  Purchase and Sales Agreement Between CSX Realty Development
               Corporation, The Three Rivers Railway Company, The Atlantic
               Land and Improvement Company, Winston-Salem Southbound
               Railway Company, Gainesville Midland Railroad Company, and
               Richmond, Fredericksburg and Potomac Railway Company and
               RailCom, Ltd. dated January 23, 1996, as amended March 29,
               1996, and May 21, 1996 (filed as Exhibit 2.2.1 to the
               Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by reference).
10.35      --  Amendment to Purchase Agreement, dated March 29, 1996 (filed as Exhibit 2.2.2 to the Registrant's Current Report on Form
               8-K dated May 22, 1996 and incorporated herein by
               reference).
10.36      --  Second Amendment to Purchase Agreement dated May 21, 1996
               (filed as Exhibit 2.2.3 to the Registrant's Current Report on Form 8-K dated May 22, 1996 and incorporated herein by
               reference).
10.37      --  Grant of Easement and Agreement dated May 21, 1996 (filed as
               Exhibit 2.3 to the Registrant's Current Report on Form 8-K
               dated May 22, 1996 and incorporated herein by reference).
10.38      --  Assignment of License Agreements, dated May 21, 1996 (filed as Exhibit 2.4 to the Registrant's Current Report on Form
               8-K dated May 22, 1996 and incorporated herein by
               reference).
10.39      --  Assignment and Assumption Agreement dated May 22, 1996
               (filed as Exhibit 2.5 to the Registrant's Current Report on
               Form 8-K dated May 22, 1996 and incorporated herein by
               reference).
10.41      --  Underwriting Agreement dated October 9, 1996 by and among the Registrant, its United States subsidiaries, CIBC Wood
               Gundy Securities Corp. and Alex. Brown & Sons Incorporated
               (filed as Exhibit 99.2 to the Registrant's Current Report on
               Form 8-K dated October 9, 1996 and incorporated herein by
               reference).
10.42      --  Agreement of Purchase and Sale dated April 30, 1997 by and between the Registrant and Minnesota Mining and
               Manufacturing Company. The Exhibit contains a list briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.1 to the
               Registrant's Form S-3 Registration Statement (Reg. No. 333-
               26407) and incorporated herein by reference).
10.43      --  Stock Purchase Agreement dated April 11, 1997 by and among the Registrant, Van Wagner Communications, Inc., Richard M.
               Schaps and Jason Perline. The Exhibit contains a list
               briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to
               furnish supplementally a copy of any omitted Schedule or
               Exhibit to the Commission upon request (filed as Exhibit
               99.2 to the Registrant's Form S-3 Registration Statement
               (Reg. No. 333-26407) and incorporated herein by reference).
10.44      --  Signboard Easements Sale Agreement dated March 21, 1997 between the Registrant and the Burlington Northern and Santa
               Fe Railway Company. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.3 to the
               Registrant's Form S-3 Registration Statement (Reg. No.
               333-26407) and incorporated herein by reference).
10.45      --  Asset Purchase Agreement dated as of February 24, 1997 by and between the Registrant and GRTP, Ltd. The Exhibit
               contains a list briefly identifying the contents of
               Schedules and Exhibits, some of which have been omitted. The
               Registrant agrees to furnish supplementally a copy of any
               omitted Schedule or Exhibit to the Commission upon request
               (filed as Exhibit 99.4 to the Registrant's Form S-3
               Registration Statement (Reg. No. 333-26407) and incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.46      --  Joint Venture Asset Purchase Agreement dated as of February
               28, 1997 by and between the Registrant and Reynolds/Tower
               Outdoor Sign Joint Venture. The Exhibit contains a list
               briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to
               furnish supplementally a copy of any omitted Schedule or
               Exhibit to the Commission upon request (filed as Exhibit
               99.5 to the Registrant's Form S-3 Registration Statement
               (Reg. No. 333-26407) and incorporated herein by reference).
10.47      --  Joint Venture Asset Purchase Agreement dated as of February
               28, 1997 by and between the Registrant and Reynolds/McCrary
               Joint Venture. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.6 to the
               Registrant's Form S-3 Registration Statement (Reg. No. 333-
               26407) and incorporated herein by reference).
10.48      --  Joint Venture Asset Purchase Agreement dated as of February
               28, 1997 by and between the Registrant and RV Outdoor Sign
               Joint Venture. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant Agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 99.7 to the
               Registrant's Registration Statement on Form S-3 (Reg. No.
               333-26407) and incorporated herein by reference).
10.49      --  Asset Purchase Agreement dated as of January 21, 1997 by and among the Registrant and Scadron Enterprises, Robert B.
               Scadron, Jeffrey Scadron and Barry Scadron. The Exhibit
               contains a list briefly identifying the contents of
               Schedules and Exhibits, some of which have been omitted. The
               Registrant Agrees to furnish supplementally a copy of any
               omitted Schedule or Exhibit to the Commission upon request
               (filed as Exhibit 99.8 to the Registrant's Registration
               Statement on Form S-3 (Reg. No. 333-26407) and incorporated herein by reference).
10.50      --  Asset Purchase Agreement dated as of December 27, 1996 by and among the Registrant, Villepigue Outdoor Advertising
               Corporation, Villepigue International Advertising, Inc.,
               S.B. Properties, Inc., Third & Eighth Realty Corp. and
               Mobile Outdoor Media, Inc. The Exhibit contains a list
               briefly identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant Agrees to
               furnish supplementally a copy of any omitted Schedule or
               Exhibit to the Commission upon request (filed as Exhibit
               99.9 to the Registrant's Registration Statement on Form S-3
               (Reg. No. 333-26407) and incorporated herein by reference).
10.51      --  Amendment dated as of March 12, 1997 to the Fourth amended and Restated Credit Agreement dated as of October 22, 1996, among the Registrant, Mediacom Inc., the several banks and other financial institutions parties thereto and Canadian
               Imperial Bank of Commerce as administrative agent (filed as
               Exhibit 99.10 to the Registrant's Registration Statement on
               Form S-3 (Reg. No. 333-26407) and incorporated herein by
               reference).
10.52      --  Second Amendment dated as of May 9, 1997 to the Fourth
               Amended and Restated Credit Agreement dated as of October
               22, 1996, as amended, among the Registrant, Mediacom Inc., the several banks and other financial institutions parties thereto and Canadian Imperial Bank of Commerce as
               administrative agent (filed as Exhibit 99.11 to the
               Registrant's Registration Statement on Form S-3 (Reg. No.
               333-26407) and incorporated herein by reference).
10.53      --  Amendment No. 1 dated as of May 22, 1997 to Stock Purchase
               Agreement dated April 11, 1997 by and among Richard M.
               Schaps, Jason Perline, Van Wagner Communications, Inc. and
               the Registrant (filed as Exhibit 99.1 to the Registrant's
               Current Report on Form 8-K dated May 28, 1997 and
               incorporated herein by reference).
10.54      --  Underwriting Agreement dated May 22, 1997 by and among the
               Registrant, the selling stockholders named therein, Alex.
               Brown & Sons Incorporated, Donaldson, Lufkin & Jenrette
               Securities Corporation, CIBC Wood Gundy Securities Corp.,
               Montgomery Securities and Prudential Securities Corporation
               (filed as Exhibit 99.2 to the Registrant's Current Report on
               Form 8-K dated May 28, 1997 and incorporated herein by
               reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.55      --  Amendment No. 1 dated June 2, 1997 to Underwriting Agreement dated May 22, 1997 by and among the Registrant, the selling stockholders named therein, Alex. Brown & Sons Incorporated,
               Donaldson, Lufkin & Jenrette Securities Corporation, CIBC
               Wood Gundy Securities Corp., Montgomery Securities and
               Prudential Securities Corporation (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated June 4,
               1997 and incorporated herein by reference).
10.56      --  Purchase Agreement dated June 17, 1997 among the Registrant, its United States subsidiaries, CIBC Wood Gundy Securities
               Corp., Alex. Brown & Sons Incorporated and Donaldson, Lufkin
               & Jenrette Securities Corporation (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-4 (Reg.
               No. 333-30957) and incorporated herein by reference).
10.57      --  Registration Rights Agreement dated June 17, 1997 among the
               Registrant, the Guarantors named therein, CIBC Wood Gundy
               Securities Corp., Alex. Brown & Sons Incorporated and
               Donaldson, Lufkin & Jenrette Securities Corporation (filed as Exhibit 99.2 to the Registrant's Registration Statement
               on Form S-4 (Reg. No. 333-30957) and incorporated herein by reference).
10.58      --  Asset Purchase Agreement dated August 15, 1997, by and between the Registrant and The Lamar Corporation (filed as
               Exhibit 99.2 to the Registrant's Current Report on Form 8-K
               dated August 29, 1997 and incorporated herein by reference).
10.59      --  Fifth Amended and Restated Credit Agreement, dated as of
               August 15, 1997, among the Registrant, Mediacom Inc., the
               several lenders parties thereto and Canadian Imperial Bank of Commerce, as agent (filed as Exhibit 99.3 to the
               Registrant's Current Report on Form 8-K dated August 29,
               1997 and incorporated herein by reference).
10.60      --  1966 Non-Employee Director Stock Option Plan (filed as
               Exhibit 99.3 to the Registrant's Registration Statement on
               Form S-8 (Reg. No. 333-38589) and incorporated herein by
               reference).*
10.61      --  Stock Purchase Agreement dated November 7, 1997 among the
               Registrant, Salm Enterprises, Inc., Joslyn Stuart and
               Hillary Salm. The Exhibit contains a list briefly
               identifying the contents of Schedules and Exhibits, some of which have been omitted. The Registrant agrees to furnish
               supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request (filed as Exhibit 10.61 to the
               Registrant's Annual Report on Form 10-K, as filed with the
               Commission on March 19, 1998, and incorporated herein by
               reference).
10.62      --  Asset Purchase Agreement dated November 25, 1997 by and between the Registrant and Outdoor Media Group, Inc. The
               Exhibit contains a list briefly identifying the contents of
               Schedules and Exhibits, some of which have been omitted. The
               Registrant agrees to furnish supplementally a copy of any
               omitted Schedule or Exhibit to the Commission upon request
               (filed as Exhibit 10.62 to the Registrant's Annual Report on
               Form 10-K, as filed with the Commission on March 19, 1998, and incorporated herein by reference).
10.63      --  Incentive Bonus Plan for the Chief Executive Officer (filed as Annex A to the Registrant's Proxy Statement dated April
               30, 1997, and incorporated herein by reference).*
10.64      --  Amendment dated as of March 17, 1998, to the Fifth Amended and Restated Credit Agreement dated as of August 15, 1997, among the Registrant, Mediacom, Inc., the several banks and other financial institutions parties thereto and Canadian
               Imperial Bank of Commerce, as administrative agent (filed as
               Exhibit 99.1 to the Registrant's Quarterly Report on Form
               10-Q, as filed with the Commission on May 11, 1998, and
               incorporated herein by reference).
10.65      --  Asset Purchase Agreement dated as of April 8, 1998, by and among the Registrant, the Barbara Shop, Inc. d/b/a
               Philadelphia Outdoor and Leslie Kaplan. The Exhibit contains a list briefly identifying the contents of Schedules and
               Exhibits, some of which have been omitted. The Registrant
               agrees to furnish supplementally a copy of any omitted
               Schedule or Exhibit to the Commission upon request (filed as
               Exhibit 99.2 to the Registrant's Quarterly Report on Form
               10-Q, as filed with the Commission on May 11, 1998, and
               incorporated herein by reference).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.66      --  Assumption and Amendment Agreement dated as of April 15,
               1998, made by Salm Enterprises, Inc. and Atlantic Prospect,
               Inc. in favor of Canadian Imperial Bank of Commerce, as
               administrative agent (filed as Exhibit 99.3 to the
               Registrant's Quarterly Report on Form 10-Q, as filed with
               the Commission on May 11, 1998, and incorporated herein by reference).
10.67      --  Agreement and Plan of Merger dated as of May 19, 1998, by and among the Registrant, Gator Outdoor Advertising, Inc.,
               GATOA, Inc., and Peter D. Sleiman, Anthony T. Sleiman,
               Joseph E. Sleiman and Eli T. Sleiman, Jr. (filed as Exhibit
               99.1 to the Registrant's Registration Statement on Form S-3
               (Reg. No. 333-53113) and incorporated herein by reference).
10.68      --  Asset Purchase and Assignment Agreement dated June 4, 1998, among the Registrant, Vendor S.A. de C.V., Outdoor Systems
               Mexico, S.A. de C.V., Promoindustrias Metropolitanas, S.A.
               de C.V., Televisa, S.A. de C.V., and Francisco A. Gonzales
               Sanchez (filed as Exhibit 99.1 to the Registrant's Current
               Report on Form 8-K dated July 16, 1998 and incorporated
               herein by reference).
10.69      --  Stock Purchase Agreement dated July 1, 1998, between Vendor
               S.A. de C.V. and Outdoor Systems Mexico, S.A. de C.V. (filed as Exhibit 99.2 to the Registrant's Current Report on Form
               8-K dated July 16, 1998 and incorporated herein by
               reference).
10.70      --  Asset Purchase and Assignment Agreement dated June 4, 1998, among the Registrant, Multimedios Estrellas de Oro, S.A. de
               C.V., MM Billboard, S.A. de C.V., Outdoor Systems Mexico,
               S.A. de C.V. and Francisco A. Gonzales Sanchez (filed as
               Exhibit 99.3 to the Registrant's Current Report on Form 8-K
               dated July 16, 1998 and incorporated herein by reference).
10.71      --  Amendment and Consent, dated as of June 18, 1998, to the
               Fifth Amended and Restated Credit Agreement, dated as of
               August 15, 1997, among the Registrant, Mediacom, Inc., the several banks and other financial institutions from time to time parties thereto and Canadian Imperial Bank of Commerce, as administrative agent.
10.72      --  Third Amendment, dated as of November 4, 1998, to the Fifth
               Amended and Restated Credit Agreement, dated as of August
               15, 1997, among the Registrant, Mediacom, Inc., the several banks and other financial institutions from time to time
               parties thereto and Canadian Imperial Bank of Commerce, as administrative agent.
10.73      --  Fourth Amendment, dated as of December 15, 1998, to the
               Fifth Amended and Restated Credit Agreement, dated as of
               August 15, 1997, among the Registrant, Mediacom, Inc., the several banks and other financial institutions from time to time parties thereto and Canadian Imperial Bank of Commerce, as administrative agent.
10.74      --  Fifth Amendment, dated as of February 3, 1999, to the Fifth
               Amended and Restated Credit Agreement, dated as of August
               15, 1997, among the Registrant, Mediacom, Inc., the several banks and other financial institutions from time to time
               parties thereto and Canadian Imperial Bank of Commerce, as administrative agent.
21.1       --  Subsidiaries of the Registrant
23.1       --  Consent of Deloitte & Touche LLP
27         --  Financial Data Schedule

---------------
* Indicates management contract or compensatory plan or arrangement.