Form 10-Q
period 1999-03-31
OUTDOOR SYSTEMS INC
filed 1999-05-10
CIK 874534

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 (602) 246-9569
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes     [ ] No

     Number of Common Shares outstanding at May 10, 1999:  184,493,307 SHARES.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
ITEM 1.  Unaudited Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 1999
  and December 31, 1998.....................................    1
Condensed Consolidated Statements of Operations for the
  Three Months ended March 31, 1999 and 1998................    2
Condensed Consolidated Statements of Comprehensive Income
  for the Three Months ended March 31, 1999 and 1998........    3
Condensed Consolidated Statements of Cash Flows for the
  Three Months ended March 31, 1999 and 1998................    4
Notes to Condensed Consolidated Financial Statements........    5
ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................    7
ITEM 3.  Quantitative and Qualitative Disclosures About
  Market Risk...............................................   10
PART II -- OTHER INFORMATION
ITEM 1.  Legal Proceedings..................................   10
ITEM 2.  Changes in Securities and Use of Proceeds..........   10
ITEM 3.  Defaults Upon Senior Securities....................   10
ITEM 4.  Submission of Matters To a Vote of Security
  Holders...................................................   10
ITEM 5.  Other Information..................................   10
ITEM 6.  Exhibits and Reports on Form 8-K...................   10
SIGNATURES..................................................   11

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             OUTDOOR SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,     DECEMBER 31,
                                                               1999            1998
                                                            -----------    ------------
                                                            (UNAUDITED)
                                                            (IN THOUSANDS, EXCEPT SHARE
                                                                AND PER SHARE DATA)
                                        ASSETS
Current Assets:
  Cash and cash equivalents...............................  $   14,095      $   16,554
  Accounts receivable, net................................     142,262         136,817
  Prepaid land leases.....................................      27,201          23,467
  Other current assets....................................      18,815          14,544
  Value added taxes receivable............................      33,876          33,876
  Deferred income taxes...................................      12,550          12,546
                                                            ----------      ----------
     Total current assets.................................     248,799         237,804
Property and Equipment, Net...............................   1,899,507       1,876,065
Other Assets..............................................      18,066          15,881
Deferred Financing Costs..................................      33,308          35,070
Goodwill and Other Intangibles, Net.......................     592,462         592,006
                                                            ----------      ----------
                                                            $2,792,142      $2,756,826
                                                            ==========      ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable........................................  $    9,857      $   12,855
  Accrued interest........................................      25,787           8,696
  Accrued expenses and other liabilities..................      49,810          48,208
  Current maturities of long-term debt....................     147,041         130,247
                                                            ----------      ----------
     Total current liabilities............................     232,495         200,006
Long-term Debt............................................   1,661,890       1,676,985
Other Long-term Obligations...............................       9,880           9,688
Deferred Income Taxes.....................................      99,626          99,221
                                                            ----------      ----------
     Total liabilities....................................   2,003,891       1,985,900
                                                            ----------      ----------
Common Stockholders' Equity:
  Preferred stock, $1.00 par value -- authorized
     12,000,000 shares; no shares issued and outstanding
  Common stock, $.01 par value -- authorized, 600,000,000
     shares; issued and outstanding 184,476,206 and
     184,369,963 shares...................................       1,845           1,844
  Additional paid-in capital..............................     763,092         762,775
  Retained earnings.......................................      36,054          31,305
  Treasury stock at cost -- 36,235,206 shares.............      (3,794)         (3,794)
  Accumulated other comprehensive loss....................      (8,946)        (21,204)
                                                            ----------      ----------
     Total common stockholders' equity....................     788,251         770,926
                                                            ----------      ----------
                                                            $2,792,142      $2,756,826
                                                            ==========      ==========

           See notes to condensed consolidated financial statements.

                             OUTDOOR SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                          --------------------------------
                                                               1999              1998
                                                          --------------    --------------
                                                                    (UNAUDITED)
                                                          (IN THOUSANDS, EXCEPT SHARE AND
                                                                  PER SHARE DATA)
REVENUES:
Outdoor advertising.....................................   $   189,889       $   163,742
Less agency commissions and discounts...................        22,440            21,138
                                                           -----------       -----------
     Total..............................................       167,449           142,604
Lease, printing and other revenues......................         4,765             4,118
                                                           -----------       -----------
     Net revenues.......................................       172,214           146,722
                                                           -----------       -----------
OPERATING EXPENSES:
Direct advertising......................................        82,608            74,873
General and administrative..............................         9,809             8,554
Depreciation and amortization...........................        35,426            27,037
                                                           -----------       -----------
                                                               127,843           110,464
                                                           -----------       -----------
Operating income........................................        44,371            36,258
OTHER:
Foreign currency transaction gain.......................          (546)             (480)
Interest expense -- net.................................        37,256            31,867
                                                           -----------       -----------
Income before income tax expense........................         7,661             4,871
INCOME TAX PROVISION....................................         2,911             2,143
                                                           -----------       -----------
NET INCOME..............................................   $     4,750       $     2,728
                                                           ===========       ===========
BASIC AND DILUTED INCOME PER SHARE:
Basic:
  Net income............................................   $       .03       $       .02
                                                           ===========       ===========
  Weighted average number of shares.....................   184,452,828       181,731,867
                                                           ===========       ===========
Diluted:
  Net income............................................   $       .02       $       .01
                                                           ===========       ===========
  Weighted average number of shares.....................   205,557,530       202,079,391
                                                           ===========       ===========

           See notes to condensed consolidated financial statements.

                             OUTDOOR SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               1999       1998
                                                              -------    ------
                                                                 (UNAUDITED)
                                                               (IN THOUSANDS)
Net income..................................................  $ 4,750    $2,728
Other comprehensive income:
  Unrealized foreign currency translation gain..............   12,258       422
                                                              -------    ------
Comprehensive income........................................  $17,008    $3,150
                                                              =======    ======

           See notes to condensed consolidated financial statements.

                             OUTDOOR SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                  (UNAUDITED)
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................  $  4,750    $  2,728
Changes to reconcile net income to net cash provided by
  operating activities:
  Deferred taxes............................................    (1,911)        928
  Amortization of discounts on notes payable and bonds......       131         233
  Depreciation and amortization.............................    35,426      27,037
  Other.....................................................      (443)       (480)
Changes in net assets and liabilities:
  Increase in accounts receivable...........................    (5,077)     (9,869)
  Increase in prepaid expenses and other....................    (8,388)       (426)
  Increase in accrued interest..............................    17,091      16,740
  Decrease in accounts payable and other liabilities........      (149)    (11,057)
                                                              --------    --------
     Net Cash Provided by Operating Activities..............    41,430      25,834
                                                              --------    --------
INVESTING ACTIVITIES:
Acquisitions of outdoor advertising assets..................   (35,228)     (9,260)
Capital expenditures........................................   (10,246)     (7,235)
                                                              --------    --------
     Net Cash Used in Investing Activities..................   (45,474)    (16,495)
                                                              --------    --------
FINANCING ACTIVITIES:
Proceeds from long-term debt................................    22,851       9,189
Principal payments on long-term debt........................   (21,754)    (23,750)
Issuance of common stock....................................       318         100
                                                              --------    --------
     Net Cash Provided by (Used in) Financing Activities....     1,415     (14,461)
                                                              --------    --------
Effect of exchange rate changes on cash.....................       170           2
                                                              --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (2,459)     (5,120)
CASH AND CASH EQUIVALENTS -- BEGINNING......................    16,554       5,897
                                                              --------    --------
CASH AND CASH EQUIVALENTS -- ENDING.........................  $ 14,095    $    777
                                                              ========    ========

           See notes to condensed consolidated financial statements.

                             OUTDOOR SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 15, 1999.

     Certain reclassifications were made to the 1998 financial statements to conform with the 1999 presentation.

NOTE 2 -- INCOME PER SHARE

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

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          --------------------------
                                                             1999           1998
                                                          -----------    -----------
Basic weighted average shares...........................  184,452,828    181,731,867
Add:
  Shares issuable upon exercise of stock options........   21,104,702     20,347,524
                                                          -----------    -----------
Diluted weighted average shares.........................  205,557,530    202,079,391
                                                          ===========    ===========

NOTE 3 -- NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") which is effective for fiscal quarters beginning after June 15, 1999, and requires all derivative contracts to be carried on the balance sheet at their fair values. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements.

NOTE 4 -- FOREIGN CURRENCY TRANSLATION

     In accordance with the principles of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," the Company is using the local currency as the functional currency of its Canadian and Mexican operating subsidiaries. Accordingly, assets and liabilities held outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated from the functional currency into U.S. dollars at the weighted average exchange rate prevailing during the period.

                             OUTDOOR SYSTEMS, INC.

Translation gains and losses are included in other comprehensive income in the stockholders' equity. Gains and losses resulting from foreign currency transactions are reflected currently in the consolidated statements of operations.

NOTE 5 -- SEGMENTS

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

                                         THREE MONTHS ENDED MARCH 31, 1999
                              --------------------------------------------------------
                                UNITED
                                STATES      CANADA     MEXICO      ELIM       TOTAL
                              ----------   --------   --------   --------   ----------
                                                   (IN THOUSANDS)
Net revenues from external
  customers.................  $  150,468   $ 13,435   $  8,311              $  172,214
Intersegment revenues.......          --      1,226         --     (1,226)          --
Interest expense (income) --
  net.......................      35,766      1,558        (68)                 37,256
Depreciation and
  amortization expense......      27,286      2,874      5,266                  35,426
Foreign currency transaction
  (gain) loss...............          --       (657)       111                    (546)
Income tax expense
  (benefit).................       3,463      1,359     (1,911)                  2,911
Segment net income (loss)...       4,946        330       (526)                  4,750
Capital expenditures........       6,851      2,366      1,029                  10,246
Total assets................   2,628,358    180,027    391,425   (407,668)   2,792,142

                                          THREE MONTHS ENDED MARCH 31, 1998
                               -------------------------------------------------------
                                 UNITED
                                 STATES      CANADA     MEXICO     ELIM       TOTAL
                               ----------   --------   --------   -------   ----------
                                                   (IN THOUSANDS)
Net revenues from external
  customers..................  $  133,641   $ 13,081                        $  146,722
Intersegment revenues........          --      1,899               (1,899)          --
Interest expense -- net......      30,177      1,690                            31,867
Depreciation and amortization
  expense....................      24,987      2,050                            27,037
Foreign currency transaction
  (gain) loss................          --       (480)                             (480)
Income tax expense...........       1,027      1,116                             2,143
Segment net income (loss)....       2,484        244                             2,728
Capital expenditures.........       6,005      1,230                             7,235
Total assets.................   2,114,161    149,682              (41,085)   2,222,758

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion of the consolidated results of operations of the Company for the three months ended March 31, 1999 and financial condition at March 31, 1999 should be read in conjunction with the December 31, 1998 Consolidated Financial Statements of the Company and the related Notes included therein.

USE OF EBITDA

     The performance of an outdoor advertising business, such as the Company, is measured by its ability to generate EBITDA. EBITDA is defined as operating income (loss) before interest, taxes, depreciation and amortization expense and foreign currency transaction gain (loss). Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company believes that EBITDA is accepted by the outdoor advertising industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of outdoor advertising companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

     Operating results for the first quarter of 1999 include the operations of the several acquisitions completed during 1998 (collectively the "1998 Acquisitions"), including Philadelphia Outdoor, completed on April 7, 1998, Gator Outdoor Advertising, Inc., completed on May 19, 1998 and the acquisition of Vendor, S.A. de C.V. and MM Billboard, S.A. de C.V. completed on July 1, 1998.

  Comparison of Three Months ended March 31, 1999 and March 31, 1998

     Gross revenues increased by 16.0% to $189.9 million in the first quarter of 1999 compared to $163.7 million in the first quarter of 1998. Gross revenues increased approximately 8% during the first quarter of 1999 compared to the first quarter of 1998 for markets where the Company operated both in the 1999 and 1998 periods due to increased utilization. The balance of the increased revenues were a result of the 1998 Acquisitions.

     Agency commissions were 11.8% and 12.9% of gross revenues in the first quarter of 1999 and 1998, respectively, and decreased primarily as a result of a slightly lower proportion of revenues generated through advertising agencies in the 1999 period.

     Net revenues increased by 17.4% to $172.2 million in the first quarter of 1999 from $146.7 million in the first quarter of 1998, primarily as a result of the increase in gross revenues combined with the lower agency commissions as a percentage of gross revenues for the first quarter of 1999.

     Direct advertising expenses increased to $82.6 million in the first quarter of 1999 compared to $74.9 million in the first quarter of 1998. This was primarily a result of the 1998 Acquisitions. As a percentage of net revenues, direct advertising expenses were approximately 48.0% in the first quarter of 1999 compared to 51.0% in the first quarter of 1998 because of efficiencies realized from economies of scale.

     General and administrative expenses increased to $9.8 million in the first quarter of 1999 compared to $8.6 million in the first quarter of 1998. This was primarily a result of the 1998 Acquisitions. As a percentage of net revenues general and administrative expenses decreased to approximately 5.7% in the first quarter of 1999 from 5.8% in the first quarter of 1998 because of efficiencies realized from economies of scale.

     As a result of the above factors, EBITDA increased by 26.1% to $79.8 million in the first quarter of 1999 from $63.3 million in the first quarter of 1998.

     Depreciation and amortization expense increased to $35.4 million for the first quarter of 1999 compared to $27.0 million in the first quarter of 1998, primarily due to the 1998 Acquisitions, offset in part by certain assets becoming fully depreciated during the first quarter of 1999. As a percentage of net revenues, depreciation and amortization expense increased to 20.6% from 18.4% in the first quarter of 1999 compared to the first quarter of 1998.

     Interest expense increased to $37.3 million in the first quarter of 1999 compared to $31.9 million in the first quarter of 1998, as a result of interest expense related to obligations incurred in connection with the 1998 Acquisitions. As a percentage of net revenue, interest expense decreased to 21.6% for the first quarter of 1999 compared to 21.7% for the first quarter of 1998.

     The Company recorded an income tax provision of $2.9 million for the first quarter of 1999 and $2.1 million for the first quarter of 1998. The overall effective tax rate declined due to the Mexico acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased to $16.3 million at March 31, 1999 compared to $37.8 million at December 31, 1998. This decrease resulted primarily from the increase in accrued interest relating to the timing of interest payments on subordinated debt and the increase in the current portion of long-term debt, offset by the increase in accounts receivable and prepaid lease rents relating to the 1998 Acquisitions.

     Net cash provided by operating activities increased by $15.6 million to $41.4 million for the three months ended March 31, 1999, compared to $25.8 million for the three months ended March 31, 1998, primarily due to the increase in net income, changes in working capital accounts and the effect of a larger depreciation and amortization expense as a component of net income. Net cash used in investing activities increased to $45.5 million in the first quarter of 1999 from $16.5 million in the first quarter of 1998, primarily because of several small acquisitions made in the first quarter of 1999 and because most of the 1998 Acquisitions did not occur until after the first quarter of 1998. Net cash provided by financing activities was $1.4 million for the first three months of 1999 compared to net cash used by financing activities of $14.5 million for the first three months of 1998, primarily because of net borrowings under the senior credit facility used for acquisitions in the 1999 period.

     The Company made approximately $10.2 million of capital expenditures during the first quarter of 1999, an increase from approximately $7.2 million during the first quarter of 1998. Currently, the Company has no material commitments for capital expenditures, although it anticipates ongoing capital expenditures in the ordinary course of business, other than for acquisitions, will be approximately $38.0 million to $40.0 million in each of the next two years.

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

YEAR 2000 COMPLIANCE

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company has identified all significant internal information technology systems ("IT Systems") that will require modification to ensure Year 2000 compliance ("Year 2000 Compliance"). Internal and external resources are being used to make the required modifications and test Year 2000 Compliance for these IT Systems as well as non-IT Systems (i.e., telephone, security, etc.) (collectively "Business Systems"). The incremental cost to make the Business Systems year 2000 compliant is estimated to be no more than approximately $700,000 of which approximately $400,000 has been spent to date. The Company plans on completing all upgrades by the end of the third quarter of 1999. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

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

     Based on the results of its review of the Year 2000 issues to date, the Company does not believe that a contingency plan to handle Year 2000 problems is necessary at this time and has not developed such a plan. The Company will, however, continue to monitor the Year 2000 compliance program and evaluate the need for a contingency plan to handle the most reasonably likely worst case Year 2000 scenario, which might be disruptions in service from suppliers in a few isolated places in North America.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The Company carries some floating rate debt and thus is exposed to the impact of interest rate changes. The Company mitigates this exposure through the use of an interest rate protection agreement which allows it to manage its mix of variable rate and fixed rate debt. There have been no significant changes in the Company's interest rates or in its mix of variable rate and fixed rate debt since December 31, 1998. The Company does not enter into derivative arrangements for trading purposes. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure.

FOREIGN CURRENCY RISK

     The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Canada and Mexico. Both the Canadian and Mexican currencies strengthened in relation to the U.S. dollar during the three months ended March 31, 1999.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith:

EXHIBIT
  NO.                  DOCUMENT
-------                --------
  27            Financial Data Schedule

     (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OUTDOOR SYSTEMS, INC.

                                          By /s/ BILL BEVERAGE
                                            ------------------------------------
                                                       Bill Beverage,
                                                  Chief Financial Officer,
                                                     Secretary/Treasurer
                                               (Principal Accounting Officer)

Dated:  May 10, 1999

                                 EXHIBIT INDEX

EXHIBIT
  NO.                               DOCUMENT
-------                             --------
  27      Financial Data Schedule