Form 10-Q
period 1999-06-30
OUTDOOR SYSTEMS INC
filed 1999-08-13
CIK 874534

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999


                                       or


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

                  Yes   X           No



Number of Common Shares outstanding at August 13, 1999: 184,830,793 SHARES.

                                    CONTENTS



                                                                                                            PAGE
                                                                                                            ----

PART I - FINANCIAL INFORMATION

      ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets June 30, 1999 and
               December 31, 1998..........................................................................    1

         Condensed Consolidated Statements of Income for the Three and Six Months ended
               June 30, 1999 and 1998.....................................................................    2

         Condensed Consolidated Statements of Comprehensive Income for the Three and
               Six Months ended June 30, 1999 and 1998....................................................    3

         Condensed Consolidated Statements of Cash Flows for the Six Months ended
               June 30, 1999 and 1998.....................................................................    4

         Notes to Condensed Consolidated Financial Statements.............................................    5


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.....................................................    8


      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK.............................................................................   11



PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS..........................................................................   12

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................   12

      ITEM 3.  DEFAULT UPON SENIOR SECURITIES.............................................................   12

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................   12

      ITEM 5.  OTHER INFORMATION..........................................................................   12

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................   12

      SIGNATURES .........................................................................................   13

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              OUTDOOR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                          JUNE 30,         DECEMBER 31,
                                                                           1999                1998
                                                                        -----------        ------------
                                                                        (UNAUDITED)
ASSETS
      Current Assets:
         Cash and cash equivalents                                      $    12,707        $    16,554
         Accounts receivable, net                                           163,912            136,817
         Prepaid land leases                                                 27,055             23,467
         Other current assets                                                31,064             14,544
         Value added taxes receivable                                        31,215             33,876
         Deferred income taxes                                               12,550             12,546
                                                                        -----------        -----------
             Total current assets                                           278,503            237,804
      Property and Equipment, Net                                         1,894,768          1,876,065
      Other Assets                                                           17,531             15,881
      Deferred Financing Costs                                               31,546             35,070
      Goodwill and Other Intangibles, Net                                   604,171            592,006
                                                                        -----------        -----------
                                                                        $ 2,826,519        $ 2,756,826
                                                                        ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
         Accounts payable                                               $     7,655        $    12,855
         Accrued interest                                                     8,386              8,696
         Accrued expenses and other liabilities                              56,118             48,208
         Current maturities of long-term debt                               186,270            130,247
                                                                        -----------        -----------
             Total current liabilities                                      258,429            200,006
      Long-term Debt                                                      1,645,343          1,676,985
      Other Long-term Obligations                                            10,070              9,688
      Deferred Income Taxes                                                 101,899             99,221
                                                                        -----------        -----------
             Total liabilities                                            2,015,741          1,985,900
                                                                        -----------        -----------

      Common Stockholders' Equity:
         Preferred stock, $1.00 par value - authorized 12,000,000
             shares; no shares issued and outstanding
         Common stock, $.01 par value - authorized 600,000,000
             shares; issued and outstanding 184,746,744 and
             184,369,963 shares                                               1,847              1,844
         Additional paid-in capital                                         763,838            762,775
         Retained earnings                                                   55,195             31,305
         Treasury stock at cost - 36,235,206 shares                          (3,794)            (3,794)
         Accumulated other comprehensive loss                                (6,308)           (21,204)
                                                                        -----------        -----------
             Total common stockholders' equity                              810,778            770,926
                                                                        -----------        -----------
                                                                        $ 2,826,519        $ 2,756,826
                                                                        ===========        ===========

            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                            THREE MONTHS                        SIX MONTHS
                                                               ENDED                               ENDED
                                                              JUNE 30,                            JUNE 30,
                                                 --------------------------------     --------------------------------
                                                      1999               1998             1999                1998
                                                 -------------      -------------     -------------      -------------
REVENUES:
    Outdoor advertising                          $     224,822      $     193,998     $     414,710      $     357,740
    Less agency commissions and discounts               27,355             25,700            49,794             46,838
                                                 -------------      -------------     -------------      -------------
                                                       197,467            168,298           364,916            310,902
    Other income                                         4,604              5,531             9,369              9,649
                                                 -------------      -------------     -------------      -------------
        Net Revenues                                   202,071            173,829           374,285            320,551
                                                 -------------      -------------     -------------      -------------

OPERATING EXPENSES:
    Direct advertising                                  90,773             81,169           173,381            156,043
    General and administrative                           9,175              8,605            18,984             17,158
    Depreciation and amortization                       35,702             27,812            71,128             54,848
                                                 -------------      -------------     -------------      -------------
                                                       135,650            117,586           263,493            228,049
                                                 -------------      -------------     -------------      -------------

    Operating income                                    66,421             56,243           110,792             92,502

OTHER:
    Foreign currency transaction (gain) loss            (1,287)             2,324            (1,832)             1,844
    Interest expense                                    36,834             32,393            74,090             64,260
                                                 -------------      -------------     -------------      -------------
INCOME BEFORE TAXES                                     30,874             21,526            38,534             26,398
    Income tax provision                                11,732              9,472            14,643             11,615
                                                 -------------      -------------     -------------      -------------

NET INCOME                                       $      19,142      $      12,054     $      23,891      $      14,783
                                                 =============      =============     =============      =============

BASIC AND DILUTED INCOME PER SHARE:
    Basic income per share                       $         .10      $         .07     $         .13      $         .08
                                                 =============      =============     =============      =============
    Weighted average number of shares              184,614,089        182,926,049       184,533,904        182,332,099
                                                 =============      =============     =============      =============

    Diluted income per share                     $         .09      $         .06     $         .12      $         .07
                                                 =============      =============     =============      =============
         Weighted average number of shares         205,647,296        203,600,759       205,599,521        202,861,251
                                                 =============      =============     =============      =============


            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                        THREE MONTHS                SIX MONTHS
                                                            ENDED                      ENDED
                                                           JUNE 30,                   JUNE 30,
                                                    ---------------------      ---------------------
                                                      1999         1998          1999         1998
                                                    --------     --------      --------     --------
    Net income                                      $ 19,142     $ 12,054      $ 23,891     $ 14,783
    Other comprehensive income:
        Unrealized foreign currency translation
           gain (loss)                                 2,637       (1,496)       14,896       (1,074)
                                                    --------     --------      --------     --------
    Comprehensive income                            $ 21,779     $ 10,558      $ 38,787     $ 13,709
                                                    ========     ========      ========     ========


            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)





                                                                                 SIX MONTHS
                                                                                   ENDED
                                                                                  JUNE 30,
                                                                          ----------------------
                                                                            1999          1998
                                                                          --------      --------
OPERATING ACTIVITIES:
    Net income                                                            $ 23,891      $ 14,783
    Changes to reconcile net income to net cash provided by
        operating activities:
        Deferred taxes                                                        (954)        8,521
        Depreciation and amortization                                       71,128        54,848
        Currency adjustment                                                 (1,832)        1,844
        Other                                                                  466           466
Changes in net assets and liabilities:
        Increase in accounts receivable                                    (26,117)      (13,602)
        Increase in prepaids and other                                     (12,903)       (6,429)
        Decrease in accrued interest                                          (321)         (242)
        (Increase) decrease in accounts payable and other liabilities        1,774        (8,088)
                                                                          --------      --------
           Net Cash Provided by Operating Activities                        55,132        52,101
                                                                          --------      --------


INVESTING ACTIVITIES:
    Acquisitions of outdoor advertising assets                             (59,488)      (70,449)
    Capital expenditures                                                   (23,859)      (16,512)
                                                                          --------      --------
           Net Cash Used in Investing Activities                           (83,347)      (86,961)
                                                                          --------      --------


FINANCING ACTIVITIES:
    Proceeds from long-term debt                                            68,248        98,383
    Principal payments on long-term debt                                   (45,505)      (60,500)
    Increase in deferred financing costs                                                    (537)
    Stock split                                                                               (7)
    Issuance of common stock                                                 1,067            (4)
                                                                          --------      --------
           Net Cash Provided by Financing Activities                        23,810        37,335
                                                                          --------      --------

Effect of exchange rate changes on cash                                        558           (52)
                                                                          --------      --------

NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                             (3,847)        2,423

CASH AND CASH EQUIVALENTS - BEGINNING                                       16,554         5,897
                                                                          --------      --------

CASH AND CASH EQUIVALENTS - ENDING                                        $ 12,707      $  8,320
                                                                          ========      ========


            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 15, 1999.

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

The following is a reconciliation of basic and diluted weighted average shares.

                                                 Three Months                    Six Months
                                                Ended June 30,                  Ended June 30,
                                         ---------------------------     ---------------------------
                                            1999            1998             1999            1998
                                         -----------     -----------     -----------     -----------
Basic weighted average shares            184,614,089     182,926,049     184,533,904     182,332,099
Add:
    Shares issuable upon exercise of
    stock options                         21,033,207      20,674,710      21,065,617      20,529,152
                                         -----------     -----------     -----------     -----------

Diluted weighted average shares          205,647,296     203,600,759     205,599,521     202,861,251
                                         ===========     ===========     ===========     ===========

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") which is effective for fiscal quarters beginning after June 15, 2000, and requires all derivative contracts to be carried on the balance sheet at their fair values. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements.

NOTE 4 - FOREIGN CURRENCY TRANSLATION

    In accordance with the principles of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," the Company is using the local currency as the functional currency of its Canadian and Mexican operating subsidiaries. Accordingly, assets and liabilities held outside the United States are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated from the functional currency into U.S. dollars at the weighted average exchange rate prevailing during the period. Translation gains and losses are included in other comprehensive loss in the stockholders' equity. Gains and losses resulting from foreign currency transactions are reflected currently in the consolidated statements of operations.

NOTE 5 - SEGMENTS

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


                                              Three Months Ended June 30, 1999
                              ------------------------------------------------------------------------
                                United
                                States         Canada          Mexico           Elim           Total
                              ----------     ----------      ----------        -------       ---------
                                                      (In thousands)
Net revenues from
   external customers ...     $  171,984     $   17,481      $   12,606                      $  202,071
Intersegment revenues ...             --          1,627              --          (1,627)             --
Interest expense - net ..         35,139          1,475             220                          36,834
Depreciation and
   amortization expense .         27,441          2,847           5,414                          35,702
Foreign currency
   transaction gain .....             --         (1,275)            (12)                         (1,287)
Income tax expense ......          7,859          2,933             940                          11,732
Segment net income (loss)         17,065          2,525            (448)                         19,142
Capital expenditures ....          9,488          3,028           1,097                          13,613
Total assets ............      2,656,230        190,147         405,392        (425,250)      2,826,519


                                              Three Months Ended June 30, 1998
                               ---------------------------------------------------------------
                                    United
                                States         Canada          Mexico           Elim           Total
                               ---------      ---------        ------         -------        ---------
                                                    (In thousands)
Net revenues from
   external customers ...     $  157,025     $   16,804                                      $  173,829
Intersegment revenues ...             --          1,785                          (1,785)             --
Interest expense - net ..         30,589          1,804                                          32,393
Depreciation and
   amortization expense .         25,535          2,277                                          27,812
Foreign currency
   transaction loss .....             --          2,324                                           2,324
Income tax expense ......          7,838          1,634                                           9,472
Segment net income (loss)         13,103         (1,049)                                         12,054
Capital expenditures ....          7,494          1,783                                           9,277
Total assets ............      2,259,149        148,792                         (56,291)      2,351,650

NOTE 5 - SEGMENTS (CON'T)


                                                         Six Months Ended June 30, 1999
                                 -----------------------------------------------------------------------------
                                   United
                                   States         Canada          Mexico            Elim               Total
                                 ----------     ----------      ----------        ---------         ----------
                                                               (In thousands)
Net revenues from
   external customers ......     $  322,452     $   30,916      $   20,917                          $  374,285
Intersegment revenues ......             --          2,853              --           (2,853)                --
Interest expense - net .....         70,905          3,033             152                              74,090
Depreciation and
   amortization expense ....         54,727          5,721          10,680                              71,128
Foreign currency
   transaction (gain) loss .             --         (1,931)             99                              (1,832)
Income tax expense (benefit)         11,322          4,292            (971)                             14,643
Segment net income (loss) ..         22,011          2,854            (974)                             23,891
Capital expenditures .......         16,339          5,394           2,126                              23,859
Total assets ...............      2,656,230        190,147         405,392         (425,250)         2,826,519


                                                             Six Months Ended June 30, 1998
                                   ---------------------------------------------------------------------------
                                    United
                                     States       Canada           Mexico             Elim             Total
                                   ---------     --------       ------------       ----------        ---------
                                                               (In thousands)
Net revenues from
   external customers..............$ 290,666      $ 29,885                                           $ 320,551
Intersegment revenues..........          ---         3,684                           (3,684)               ---
Interest expense - net...........     60,766         3,494                                              64,260
Depreciation and
   amortization expense..........     50,522         4,326                                              54,848
Foreign currency
   transaction loss............          ---         1,844                                               1,844
Income tax expense...............      8,865         2,750                                              11,615
Segment net income (loss)........     15,588          (805)                                             14,783
Capital expenditures.............     13,499         3,013                                              16,512
Total assets.......................2,259,149       148,792                           (56,291)         2,351,650

NOTE 6 - PROPOSED MERGER WITH INFINITY BROADCASTING CORPORATION

    On May 27, 1999, the Company entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated June 16, 1999, the "Merger Agreement") with Infinity Broadcasting Corporation ("Infinity") and its wholly-owned subsidiary, Burma Acquisition Corp. ("Subsidiary"). The Merger Agreement provides for the acquisition of the Company by Infinity pursuant to the merger of Subsidiary with and into the Company, with the Company surviving the merger and becoming a wholly-owned subsidiary of Infinity.

    Pursuant to the Merger Agreement, the Company's stockholders will receive in the merger 1.25 shares of Infinity Class A Common Stock for each share of Common Stock of the Company held immediately prior to the merger and cash in lieu of any fractional shares. The completion of the merger is subject to certain conditions, including adoption of the Merger Agreement by the Company's stockholders and the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

           The following discussion of the consolidated results of operations of the Company for the three and six months ended June 30, 1999 and financial condition at June 30, 1999 should be read in conjunction with the December 31, 1998 Consolidated Financial Statements of the Company and the related Notes included therein.

USE OF EBITDA

   EBITDA is defined as operating income or loss before depreciation and amortization expense, gain or loss on dispositions and foreign currency gain or loss. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company believes that it is useful to an investor in evaluating the Company because the measure is widely used in the outdoor advertising industry to evaluate a company's operating performance. Nevertheless, EBITDA should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measures for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. As EBITDA is not a measure of performance in accordance with generally accepted accounting principles, this measure may not be comparable to similarly titled measures employed by other companies.

RESULTS OF OPERATIONS

           Operating results for the first six months of 1999 include the operations of the several acquisitions completed during 1998 (collectively the "1998 Acquisitions"), including Philadelphia Outdoor, completed on April 7, 1998, Gator Outdoor Advertising, Inc., completed on May 19, 1998 and the acquisition of Vendor, S.A. de C.V. and MM Billboard, S.A. de C.V., completed on July 1, 1998.

   COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

   Gross revenues increased 15.9% to $224.8 million during the second quarter of 1999 compared to $194.0 million in the second quarter of 1998. Gross revenues increased approximately 7.5% during the second quarter of 1999 compared to the second quarter of 1998 for markets where the Company operated both in the 1999 and 1998 periods due to increased utilization. The balance of the increased revenues were a result of the 1998 Acquisitions.

   Agency commissions were 12.2% and 13.2% of gross revenues in the second quarter of 1999 and the second quarter of 1998, respectively. The decrease in agency commissions as a percentage of gross revenues was primarily a result of a lower proportion of revenues generated through advertising agencies in the 1999 period.

   Net revenues increased by 16.2% to $202.1 million in the second quarter of 1999 compared to $173.8 million in the second quarter of 1998, primarily as a result of the increase in gross revenues combined with the lower agency commissions as a percentage of gross revenues for the second quarter of 1999.

   Direct advertising expenses increased to $90.8 million in the second quarter of 1999 compared to $81.2 million in the second quarter of 1998. This was primarily a result of the 1998 Acquisitions. As a percentage of net revenues, direct advertising expenses were approximately 44.9% in the second quarter of 1999 compared to 46.7% in the second quarter of 1998 because of efficiencies realized from economies of scale.

   General and administrative expenses increased to $9.2 million in the second quarter of 1999 compared to $8.6 million in the second quarter of 1998. This was primarily a result of the 1998 Acquisitions. As a percentage of net revenues, general and administrative expenses decreased to approximately 4.5% in the second quarter of 1999 from 5.0% in the second quarter of 1998 because of efficiencies realized from economies of scale.

   As a result of the above factors, EBITDA increased by 21.5% to $102.1 million in the second quarter of 1999 from $84.1 million in the second quarter of 1998.

   Depreciation and amortization expense increased to $35.7 million for the second quarter of 1999 compared to $27.8 million in the second quarter of 1998, primarily due to the 1998 Acquisitions, offset in part by certain assets becoming fully depreciated during the second quarter of 1999. As a percentage of net revenues, depreciation and amortization expense increased to 17.7% from 16.0% in the second quarter of 1999 compared to the second quarter of 1998.

   Interest expense increased to $36.8 million in the second quarter of 1999 compared to $32.4 million in the second quarter of 1998, as a result of interest expense related to the obligations incurred in connection with the 1998 Acquisitions. As a percentage of net revenues, interest expense decreased to 18.2% for the second quarter of 1999 from 18.6% for the second quarter of 1998.

   The Company recorded an income tax provision of approximately $11.7 million in the second quarter of 1999 compared to $9.5 million in the second quarter of 1998. The overall effective tax rate declined due to the Mexico acquisitions.

   COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

   Gross revenues increased by 15.9% to $414.7 million during the first six months of 1999 compared to $357.7 million in the first six months of 1998. Gross revenues increased approximately 7.8% during the first six months of 1999 compared to the first six months of 1998 for markets where the Company operated both in the 1999 and 1998 periods due to increased utilization. The balance of the increased revenues were a result of the 1998 Acquisitions.

   Agency commissions were 12.0% and 13.1% of gross revenues in the first six months of 1999 and the first six months of 1998, respectively. The decrease in agency commissions as a percentage of gross revenues was primarily a result of a lower proportion of revenues generated through advertising agencies in the 1999 period.

   Net revenues increased by 16.8% to $374.3 million in the first six months of 1999 compared to $320.6 million in the first six months of 1998, primarily as a result of the increase in gross revenues combined with the lower agency commissions as a percentage of gross revenues for the first six months of 1999.

   Direct advertising expenses increased to $173.4 million in the first six months of 1999 compared to $156.0 million in the first six months of 1998. This was primarily a result of the 1998 Acquisitions. As a percentage of net revenues, direct advertising expenses were approximately 46.3% in the first six months of 1999 compared to 48.7% in the first six months of 1998 because of efficiencies realized from economies of scale.

   General and administrative expenses increased to $19.0 million in the first six months of 1999 compared to $17.2 million in the first six months of 1998. This was primarily a result of the 1998 Acquisitions. As a percentage of net revenues, general and administrative expenses decreased to approximately 5.1% in the first six months of 1999 from 5.4% in the first six months of 1998 because of efficiencies realized from economies of scale.

   As a result of the above factors, EBITDA increased by 23.5% to $181.9 million in the first six months of 1999 from $147.4 million in the first six months of 1998.

   Depreciation and amortization expense increased to $71.1 million in the first six months of 1999 compared to $54.8 million in the first six months of 1998, primarily due to the 1998 Acquisitions, offset in part by certain assets becoming fully depreciated during the first six months of 1999. As a percentage of net revenues, depreciation and amortization expense increased to 19.0% from 17.1% in the first six months of 1999 compared to the first six months of 1998.

   Interest expense increased to $74.1 million in the first six months of 1999 from $64.3 million in the first six months of 1998, as a result of interest expense related to the obligations incurred in connection with the 1998 Acquisitions. As a percentage of net revenues, interest expense decreased to 19.8% for the first six months of 1999 from 20.1% for the first six months of 1998 due to a lower marginal interest rate on the senior credit facility.

   The Company recorded an income tax provision of approximately $14.6 million in the first six months of 1999 compared to $11.6 million in the first six months of 1998. The overall effective tax rate declined due to the Mexico acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's working capital decreased to $20.1 million at June 30, 1999 from $37.8 million at December 31, 1998. This decrease resulted primarily from the increase in the current portion of long-term debt and accrued expenses, offset by the increase in accounts receivable resulting primarily from increased net revenues.

   Net cash provided by operating activities increased by $3.0 million to $55.1 million for the six months ended June 30, 1999, compared to $52.1 million for the six months ended June 30, 1998, primarily due to the increase in net income, changes in working capital accounts and the effect of a larger depreciation and amortization expense as a component of net income. Net cash used in investing activities decreased to $83.3 million in the first six months of 1999 from $87.0 million in the first six months of 1998, primarily because in the 1999 period the Company made acquisitions that involved smaller investments than the 1998 Acquisitions completed during the first six months of 1998. Net cash provided by financing activities decreased to $23.8 million for the first six months of 1999 from $37.3 million for the first six months of 1998, primarily because borrowings under the senior credit facility to finance acquisitions during the 1999 period were lower than borrowings used for the 1998 Acquisitions.

   The Company made approximately $23.9 million of capital expenditures during the first six months of 1999, an increase from approximately $16.5 million during the first six months of 1998. Currently, the Company has no material commitments for capital expenditures, although it anticipates ongoing capital expenditures in the ordinary course of business, other than for acquisitions, will be approximately $38.0 million to $40.0 million, on an annualized basis, in each of the next two years.

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

PROPOSED MERGER WITH INFINITY BROADCASTING CORPORATION

   On May 27, 1999, the Company entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated June 16, 1999, the "Merger Agreement") with Infinity Broadcasting Corporation ("Infinity") and its wholly-owned subsidiary, Burma Acquisition Corp. ("Subsidiary"). The Merger Agreement provides for the acquisition of the Company by Infinity pursuant to the merger of Subsidiary with and into the Company, with the Company surviving the merger and becoming a wholly-owned subsidiary of Infinity.

   Pursuant to the Merger Agreement, the Company's stockholders will receive in the merger 1.25 shares of Infinity Class A Common Stock for each share of Common Stock of the Company held immediately prior to the merger and cash in lieu of any fractional shares. The completion of the merger is subject to certain conditions, including adoption of the Merger Agreement by the Company's stockholders and the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "Hart-Scott-Rodino Act"). The Company and Infinity have received a request for additional information from the Department of Justice pursuant to the Hart-Scott-Rodino Act.

YEAR 2000 COMPLIANCE

   The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company has identified all significant internal information technology systems ("IT Systems") that will require modification to ensure Year 2000 compliance ("Year 2000 Compliance"). Internal and external resources are being used to make the required modifications and test Year 2000 Compliance for these IT Systems as well as non-IT Systems (i.e., telephone, security, etc.) (collectively "Business Systems"). The incremental cost to make the Business Systems Year 2000 compliant is estimated to be no more than approximately $700,000 of which approximately $500,000 has been spent to date. The Company plans on completing substantially all upgrades by the end of the third quarter of 1999. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

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

FOREIGN CURRENCY RISK

   The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Canada and Mexico. Both the Canadian and Mexican currencies strengthened in relation to the U.S. dollar during the three and six months ended June 30, 1999.

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:

              Exhibit No.  Document

                27         Financial Data Schedule

(b)      Reports on Form 8-K.

         Form 8-K filed May 27, 1999 reporting the signing of the merger agreement with Infinity Broadcasting Corporation and the postponement of the 1999 Annual Meeting of Stockholders.

         Form 8-K filed June 3, 1999 reporting further on the signing of the merger agreement with Infinity Broadcasting Corporation and containing the principal transaction documents as exhibits.

         Form 8-K filed June 24, 1999 reporting an amendment to the merger agreement with Infinity Broadcasting Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               OUTDOOR SYSTEMS, INC.



DATED: August 13, 1999         By    /S/ Bill Beverage
                                    --------------------------------------------
                                    Bill Beverage, Chief Financial Officer,
                                        Secretary/Treasurer
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX


          Exhibit No.                      Description

             27                          Financial Data Schedule