Form 10-Q
period 1999-09-30
OUTDOOR SYSTEMS INC
filed 1999-11-15
CIK 874534

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999


                                       or


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

                  Yes   X   No



Number of Common Shares outstanding at November 12, 1999: 186,341,498 SHARES.

                                    CONTENTS


                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

      ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets September 30, 1999 and
               December 31, 1998..........................................................................    1

         Condensed Consolidated Statements of Operations for the Three and Nine Months ended
               September 30, 1999 and 1998................................................................    2

         Condensed Consolidated Statements of Comprehensive Income for the Three and
               Nine Months ended September 30, 1999 and 1998..............................................    3

         Condensed Consolidated Statements of Cash Flows for the Nine Months ended
               September 30, 1999 and 1998................................................................    4

         Notes to Condensed Consolidated Financial Statements.............................................    5


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.....................................................    8


      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK.......................................................................   12



PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS..........................................................................   13

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................   13

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................................................   13

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................   13

      ITEM 5.  OTHER INFORMATION..........................................................................   13

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................   13

      SIGNATURES .........................................................................................   14

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              OUTDOOR SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             SEPTEMBER 30,           DECEMBER 31,
                                                                             1999                    1998
                                                                             -----------             -----------
ASSETS
      Current Assets:
         Cash and cash equivalents                                           $    16,317             $    16,554
         Accounts receivable, net                                                175,000                 136,817
         Prepaid land leases                                                      30,692                  23,467
         Other current assets                                                     28,422                  14,544
         Value added taxes receivable                                             35,918                  33,876
         Deferred income taxes                                                    12,553                  12,546
                                                                             -----------             -----------
             Total current assets                                                298,902                 237,804

      Property and Equipment, net                                              1,897,784               1,876,065
      Other Assets                                                                19,008                  15,881
      Deferred Financing Costs                                                    29,783                  35,070
      Goodwill and Other Intangibles, Net                                        604,919                 592,006
                                                                             -----------             -----------
                                                                             $ 2,850,396             $ 2,756,826
                                                                             ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
         Accounts payable                                                    $     6,530             $    12,855
         Accrued interest                                                         24,723                   8,696
         Accrued expenses and other liabilities                                   57,535                  48,208
         Current maturities of long-term debt                                    183,310                 130,247
                                                                             -----------             -----------
             Total current liabilities                                           272,098                 200,006

      Long-term Debt                                                           1,628,344               1,676,985
      Other Long-term Obligations                                                 10,260                   9,688
      Deferred Income Taxes                                                       98,547                  99,221
                                                                             -----------             -----------
             Total liabilities                                                 2,009,249               1,985,900
                                                                             -----------             -----------
      Stockholders' Equity:
         Preferred stock, $1.00 par value - authorized 12,000,000
             shares: no shares issued and outstanding
         Common stock, $.01 par value - authorized, 600,000,000
             shares; issued and outstanding 185,079,517
             and 184,369,963 shares, respectively                                  1,851                   1,844
         Additional paid-in-capital                                              764,593                 762,775
         Retained earnings                                                        79,799                  31,305
         Treasury stock at cost - 36,235,206                                      (3,794)                 (3,794)
         Accumulated other comprehensive loss                                     (1,302)                (21,204)
                                                                             -----------             -----------
             Total stockholders' equity                                          841,147                 770,926
                                                                             -----------             -----------
                                                                             $ 2,850,396             $ 2,756,826
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

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                THREE MONTHS                                NINE MONTHS
                                                                    ENDED                                      ENDED
                                                                SEPTEMBER 30,                               SEPTEMBER 30,
                                                          1999                 1998                   1999                 1998
                                                          ----                 ----                   ----                 ----
REVENUES:
    Outdoor advertising                               $    236,628         $    216,639          $    651,338         $    574,379
    Less agency commissions and discounts                   29,477               27,877                79,271               74,715
                                                      ------------         ------------          ------------         ------------
                                                           207,151              188,762               572,067              499,664
    Other income                                             9,180                5,090                18,549               14,739
                                                      ------------         ------------          ------------         ------------
        Net Revenues                                       216,331              193,852               590,616              514,403
                                                      ------------         ------------          ------------         ------------


OPERATING EXPENSES:
    Direct advertising                                      98,008               87,824               271,389              243,867
    General and administrative                               9,131                9,438                28,115               26,596
    Depreciation and amortization                           37,440               33,658               108,569               88,506
                                                      ------------         ------------          ------------         ------------
                                                           144,579              130,920               408,073              358,969
                                                      ------------         ------------          ------------         ------------

    Operating income                                        71,752               62,932               182,543              155,434

OTHER:
    Foreign currency transaction loss (gain)                   (43)               1,646                (1,876)               3,490
    Interest expense                                        36,853               37,089               110,943              101,349
                                                      ------------         ------------          ------------         ------------
INCOME BEFORE ITEMS SET FORTH BELOW                         34,942               24,197                73,476               50,595
    Income tax provision                                    10,339               10,748                24,982               22,363
                                                      ------------         ------------          ------------         ------------

NET INCOME                                            $     24,603         $     13,449          $     48,494         $     28,232
                                                      ============         ============          ============         ============




BASIC AND DILUTED INCOME PER SHARE:
    Basic:
        Net income                                    $        .13         $        .07          $        .26         $        .15
                                                      ============         ============          ============         ============
        Weighted average number of shares              184,895,090          184,350,275           184,655,622          183,012,217
                                                      ============         ============          ============         ============

    Diluted:
        Net income                                    $        .12         $        .07          $        .24         $        .14
                                                      ============         ============          ============         ============
        Weighted average number of shares              206,069,466          205,048,130           205,759,947          203,603,825
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

                              OUTDOOR SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                            THREE MONTHS                      NINE MONTHS
                                                               ENDED                               ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                       1999              1998               1999              1998
                                                       ----              ----               ----              ----
Net income                                           $ 24,603          $ 13,449           $ 48,494          $ 28,232
Other comprehensive income:
    Unrealized foreign currency translation
       gain (loss)                                      5,006           (32,483)            19,902           (33,557)
                                                     --------          --------           --------          --------
Comprehensive income (loss)                          $ 29,609          $(19,034)          $ 68,396          $ (5,325)
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

                              OUTDOOR SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        NINE MONTHS
                                                                                           ENDED
                                                                                       SEPTEMBER 30,
                                                                                  1999               1998
                                                                                  ----               ----
OPERATING ACTIVITIES:
    Net income                                                                 $  48,494           $  28,232
    (Decrease in) provision for deferred taxes                                    (4,902)             17,037
    Depreciation and amortization                                                108,569              88,506
    Foreign currency transaction (gain) loss                                      (1,876)              3,490
    Other                                                                            699                 699
    Changes in assets and liabilities:
        Increase in accounts receivable, net                                     (38,180)            (17,526)
        (Increase) decrease in prepaid expenses and other                        (20,919)              1,159
        Decrease in deferred financing costs                                       5,287               5,287
        Increase in accrued interest                                              16,016              16,668
        Increase (decrease) in accounts payable and other liabilities              1,492             (27,104)
                                                                               ---------           ---------
           Net Cash Provided by Operating Activities                             114,680             116,448
                                                                               ---------           ---------


INVESTING ACTIVITIES:
    Acquisitions of outdoor advertising assets                                   (80,300)           (362,608)
    Capital expenditures                                                         (39,820)            (25,947)
                                                                               ---------           ---------
           Net Cash Used in Investing Activities                                (120,120)           (388,555)
                                                                               ---------           ---------


FINANCING ACTIVITIES:
    Proceeds from Senior Credit Facility                                          86,460             377,906
    Principal payments on long-term debt and capital leases                      (83,844)            (94,390)
    Increase in deferred financing costs                                                                (600)
    Stock split                                                                                           (7)
    Issuance of common stock, net                                                  1,826                 111
                                                                               ---------           ---------
           Net Cash Provided by Financing Activities                               4,442             283,020
                                                                               ---------           ---------

Effect of exchange rate changes on cash                                              761                (637)
                                                                               ---------           ---------

NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                                                     (237)             10,276

CASH AND CASH EQUIVALENTS - BEGINNING                                             16,554               5,897
                                                                               ---------           ---------

CASH AND CASH EQUIVALENTS - ENDING                                             $  16,317           $  16,173
                                                                               =========           =========

            See notes to condensed consolidated financial statements.

                              OUTDOOR SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 15, 1999.

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

    The following is a reconciliation of basic and diluted weighted average shares.

                                                       Three Months                              Nine Months
                                                    Ended September 30,                       Ended September 30,
                                                 1999                 1998                 1999                 1998
                                                 ----                 ----                 ----                 ----
Basic weighted average shares                 184,895,090          184,350,275          184,655,622          183,012,217
Add:
    Shares issuable upon exercise of
    stock options                              21,174,376           20,697,855           21,104,325           20,591,608
                                              -----------          -----------          -----------          -----------

Diluted weighted average shares               206,069,466          205,048,130          205,759,947          203,603,825
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

                                                              Three Months Ended September 30, 1999
                                          United
                                          States             Canada            Mexico                Elim             Total
                                          ------             ------            ------                ----             -----
                                                                         (In thousands)
Net revenues from
   external customers ..........        $  179,146        $   18,079         $   19,106                            $  216,331
Intersegment revenues ..........                --             1,466                 --             (1,466)                --
Interest expense - net .........            35,628             1,470               (245)                               36,853
Depreciation and
   amortization expense ........            28,236             3,044              6,160                                37,440
Foreign currency
   transaction (gain) loss .....                --               (55)                12                                   (43)
Income tax provision (benefit) .            11,890             2,397             (3,948)                               10,339
Segment net income .............            13,006             1,981              9,616                                24,603
Capital expenditures ...........             8,663             4,519              2,779                                15,961
Total assets ...................         2,666,938           195,872            418,478           (430,892)         2,850,396



                                                           Three Months Ended September 30, 1998
                                          United
                                          States             Canada            Mexico                Elim             Total
                                          ------             ------            ------                ----             -----
                                                                         (In thousands)
Net revenues from
   external customers ..........        $  165,192        $   17,844             10,816                            $  193,852
Intersegment revenues ..........                --             1,675                                (1,675)                --
Interest expense - net .........            35,198             1,905                (14)                               37,089
Depreciation and
   amortization expense ........            26,928             2,561              4,169                                33,658
Foreign currency
   transaction loss ............                --             1,646                                                    1,646
Income tax provision ...........             6,956             2,188              1,604                                10,748
Segment net income (loss) ......            13,406              (263)               306                                13,449
Capital expenditures ...........             6,940             2,495                                                    9,435
Total assets ...................         2,551,152           144,400            241,410           (316,847)         2,620,115

NOTE 5 - SEGMENTS (CON'T)

                                                          Nine Months Ended September 30, 1999
                                            United
                                            States              Canada            Mexico           Elim              Total
                                            ------              ------            ------           ----              -----
                                                                         (In thousands)
Net revenues from
   external customers .................    $  501,598         $ 48,995         $ 40,023                          $  590,616
Intersegment revenues .................           ---            4,319              ---          (4,319)                ---
Interest expense - net ................       106,533            4,503              (93)                            110,943
Depreciation and
   amortization expense ...............        82,963            8,765           16,841                             108,569
Foreign currency
   transaction (gain) loss ............           ---           (1,987)             111                             (1,876)
Income tax provision (benefit) ........        23,212            6,689           (4,919)                             24,982
Segment net income ....................        35,017            4,835            8,642                              48,494
Capital expenditures ..................        25,002            9,913            4,905                              39,820
Total assets ..........................     2,666,938          195,872          418,478        (430,892)          2,850,396



                                                               Nine Months Ended September 30, 1998
                                             United
                                             States             Canada            Mexico           Elim              Total
                                             ------             ------            ------           ----              -----
                                                                         (In thousands)
Net revenues from
   external customers .................    $  455,858         $ 47,729           10,816                          $  514,403
Intersegment revenues .................           ---            5,359                           (5,359)                ---
Interest expense - net ................        95,964            5,399              (14)                            101,349
Depreciation and
   amortization expense ...............        77,450            6,887            4,169                              88,506
Foreign currency
   transaction loss ...................           ---            3,490                                                3,490
Income tax provision ..................        15,821            4,938            1,604                              22,363
Segment net income (loss) .............        28,994           (1,068)             306                              28,232
Capital expenditures ..................        20,439            5,508                                               25,947
Total assets ..........................     2,551,152          144,400          241,410        (316,847)          2,620,115

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

    Pursuant to the Merger Agreement, the Company's stockholders will receive in the merger 1.25 shares of Infinity Class A Common Stock for each share of Common Stock of the Company held immediately prior to the merger and cash in lieu of any fractional shares. The Company's stockholders approved the proposed merger at a Special Meeting of Stockholders held on November 4, 1999. The completion of the merger remains subject to regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    The following discussion of the consolidated results of operations of the Company for the three and nine months ended September 30, 1999 and financial condition at September 30, 1999 should be read in conjunction with the December 31, 1998 Consolidated Financial Statements of the Company and the related Notes included therein.

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

RESULTS OF OPERATIONS

    Operating results for the first nine months of 1999 include the operations of the several acquisitions completed during 1998 (collectively the "1998 Acquisitions"), including Philadelphia Outdoor, completed on April 7, 1998, Gator Outdoor Advertising, Inc., completed on May 19, 1998, Vendor, S.A. de C.V. and MM Billboard, S.A. de C.V., completed on July 1, 1998, and the acquisition of Probert Exterior, S.A. de C.V. and Ainsa, S.A. de C.V., completed on October 27, 1998.

    COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    Gross revenues increased 9.2% to $236.6 million during the third quarter of 1999 compared to $216.6 million in the third quarter of 1998. Gross revenues increased approximately 8.1% during the third quarter of 1999 compared to the third quarter of 1998 for markets where the Company operated both in the 1999 and 1998 periods due to increased utilization. The balance of the increased revenues were a result of the 1998 Acquisitions.

    Agency commissions were 12.5% and 12.9% of gross revenues in the third quarter of 1999 and the third quarter of 1998, respectively. The decrease in agency commissions as a percentage of gross revenues was primarily a result of a lower proportion of revenues generated through advertising agencies in the 1999 period.

    Net revenues increased by 11.6% to $216.3 million in the third quarter of 1999 compared to $193.9 million in the third quarter of 1998, primarily as a result of the increase in gross revenues and the increase in other income resulting from additional amounts to be received relating to the value added tax receivable for the third quarter of 1999.

    Direct advertising expenses increased to $98.0 million in the third quarter of 1999 compared to $87.8 million in the third quarter of 1998. This was primarily a result of the 1998 Acquisitions. As a percentage of net revenues, direct advertising expenses were approximately 45.3% for both the third quarter of 1999 and 1998 because of efficiencies realized from economies of scale.

    General and administrative expenses decreased to $9.1 million in the third quarter of 1999 compared to $9.4 million in the third quarter of 1998. This was primarily a result of efficiencies realized from economies of scale. As a percentage of net revenues, general and administrative expenses decreased to approximately 4.2% in the third quarter of 1999 from 4.9% in the third quarter of 1998 because of efficiencies realized from economies of scale.

    As a result of the above factors, EBITDA increased by 13.0% to $109.2 million in the third quarter of 1999 from $96.6 million in the third quarter of 1998.

    Depreciation and amortization expense increased to $37.4 million for the third quarter of 1999 compared to $33.7 million in the third quarter of 1998, primarily due to the 1998 Acquisitions, offset in part by certain assets becoming fully depreciated during the third quarter of 1999. As a percentage of net revenues, depreciation and amortization expense decreased to 17.3% from 17.4% in the third quarter of 1999 compared to the third quarter of 1998.

    Interest expense decreased to $36.9 million in the third quarter of 1999 compared to $37.1 million in the third quarter of 1998, as a result of a lower marginal interest rate on the senior credit facility. As a percentage of net revenues, interest expense decreased to 17.0% for the third quarter of 1999 from 19.1% for the third quarter of 1998.

    The Company recorded an income tax provision of approximately $10.3 million in the third quarter of 1999 compared to $10.7 million in the third quarter of 1998. The overall effective tax rate declined due to the Mexico acquisitions.

    COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    Gross revenues increased by 13.4% to $651.3 million during the first nine months of 1999 compared to $574.4 million in the first nine months of 1998. Gross revenues increased approximately 7.8% during the first nine months of 1999 compared to the first nine months of 1998 for markets where the Company operated both in the 1999 and 1998 periods due to increased utilization. The balance of the increased revenues were a result of the 1998 Acquisitions.

    Agency commissions were 12.2% and 13.0% of gross revenues in the first nine months of 1999 and the first nine months of 1998, respectively. The decrease in agency commissions as a percentage of gross revenues was primarily a result of a lower proportion of revenues generated through advertising agencies in the 1999 period.

    Net revenues increased by 14.8% to $590.6 million in the first nine months of 1999 compared to $514.4 million in the first nine months of 1998, primarily as a result of the increase in gross revenues combined with the lower agency commissions as a percentage of gross revenues and the increase in other income resulting from additional amounts to be received relating to the value added tax receivable for the first nine months of 1999.

    Direct advertising expenses increased to $271.4 million in the first nine months of 1999 compared to $243.9 million in the first nine months of 1998. This was primarily a result of the 1998 Acquisitions. As a percentage of net revenues, direct advertising expenses were approximately 46.0% in the first nine months of 1999 compared to 47.4% in the first nine months of 1998 because of efficiencies realized from economies of scale.

    General and administrative expenses increased to $28.1 million in the first nine months of 1999 compared to $26.6 million in the first nine months of 1998. This was primarily a result of the 1998 Acquisitions. As a percentage of net revenues, general and administrative expenses decreased to approximately 4.8% in the first nine months of 1999 from 5.2% in the first nine months of 1998 because of efficiencies realized from economies of scale.

    As a result of the above factors, EBITDA increased by 19.3% to $291.1 million in the first nine months of 1999 from $243.9 million in the first nine months of 1998.

    Depreciation and amortization expense increased to $108.6 million in the first nine months of 1999 compared to $88.5 million in the first nine months of 1998, primarily due to the 1998 Acquisitions, offset in part by certain assets becoming fully depreciated during the first nine months of 1999. As a percentage of net revenues, depreciation and amortization expense increased to 18.4% from 17.2% in the first nine months of 1999 compared to the first nine months of 1998.

    Interest expense increased to $110.9 million in the first nine months of 1999 from $101.3 million in the first nine months of 1998, as a result of interest expense related to the obligations incurred in connection with the 1998 Acquisitions. As a percentage of net revenues, interest expense decreased to 18.8% for the first nine months of 1999 from 19.7% for the first nine months of 1998 due to a lower marginal interest rate on the senior credit facility.

    The Company recorded an income tax provision of approximately $25.0 million in the first nine months of 1999 compared to $22.4 million in the first nine months of 1998. The overall effective tax rate declined due to the Mexico acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital decreased to $26.8 million at September 30, 1999 compared to $37.8 million at December 31, 1998. This decrease resulted primarily from the increase in accounts receivable and taxes recoverable relating to the Mexico Acquisitions, partially offset by the increase in accrued interest and current maturities of long-term debt.

    Net cash provided by operating activities decreased by $1.7 million to $114.7 million for the nine months ended September 30, 1999, compared to $116.4 million for the nine months ended September 30, 1998, primarily due to the increase in accounts receivable and changes in working capital accounts offset in part by the increase in net income and the effect of a larger depreciation and amortization expense as a component of net income. Net cash used in investing activities decreased to $118.1 million in the first nine months of 1999 from $388.6 million in the first nine months of 1998, primarily because of lower cash expenditures required for the acquisitions completed during the first nine months of 1999 as compared to the 1998 Acquisitions. Net cash provided by financing activities decreased to $4.4 million for the first nine months of 1999 compared to $283.0 million for the first nine months of 1998, primarily because of the lower level of borrowings under the senior credit facility used for the acquisitions completed during the first none months of 1999 compared with the higher level of borrowings under the senior credit facility used for the 1998 Acquisitions.

    The Company made approximately $39.8 million of capital expenditures during the first nine months of 1999, an increase from approximately $25.9 million during the first nine months of 1998. Currently, the Company has no material commitments for capital expenditures, although it anticipates ongoing capital expenditures in the ordinary course of business, other than for acquisitions, will be approximately $45.0 million to $46.0 million in each of the next two years.

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

    Pursuant to the Merger Agreement, the Company's stockholders will receive in the merger 1.25 shares of Infinity Class A Common Stock for each share of Common Stock of the Company held immediately prior to the merger and cash in lieu of any fractional shares. The Company's stockholders approved the proposed merger at a Special Meeting of Stockholders held on November 4, 1999. The completion of the merger remains subject to regulatory approvals, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

    The Company and Infinity are working towards a closing of the proposed merger during November 1999, although the Company can give no assurances that this closing target will be met.

YEAR 2000 COMPLIANCE

    The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company has identified all significant internal information technology systems ("IT Systems") that will require modification to ensure Year 2000 compliance ("Year 2000 Compliance"). Internal and external resources have been used to make the required modifications and test Year 2000 Compliance for these IT Systems as well as non-IT Systems (i.e., telephone, security, etc.) (collectively "Business Systems"). The incremental cost to make the Business Systems Year 2000 compliant is estimated to be no more than approximately $900,000 of which approximately $700,000 has been spent to date. All critical upgrades have been completed and the Company plans on completing all remaining upgrades before December 31, 1999. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

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

FOREIGN CURRENCY RISK

    The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of its operations in Canada and Mexico. Both the Canadian and Mexican currencies strengthened in relation to the U.S. dollar during the three and nine months ended September 30, 1999.

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

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Following the fiscal quarter and, a Special Meeting of Stockholders of the Company was held on November 4, 1999. The following matter was submitted to a vote at the meeting:

         A proposal to adopt the Agreement and Plan of Merger, dated as of May 27, 1999, as amended, by and among Outdoor Systems, Infinity Broadcasting Corporation and Burma Acquisition Corp., a wholly owned subsidiary of Infinity formed solely for the purposes of the merger, which provides for the merger of Burma Acquisition into Outdoor Systems as described in the merger agreement. The results of the voting on this matter were as follows:

                For              Against           Abstain
                ---              -------           -------
                160,685,912      20,666            2,635

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


                                         OUTDOOR SYSTEMS, INC.



DATED: November 15, 1999         By                /S/ Bill Beverage
                                   --------------------------------------------
                                   Bill Beverage, Chief Financial Officer,
                                             Secretary/Treasurer
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


          Exhibit No.                      Description
          -----------                      -----------
             27                          Financial Data Schedule